Form 10-Q
period 2002-06-30
PLUMTREE SOFTWARE INC
filed 2002-08-14
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31344

PLUMTREE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3249110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification no.)

500 Sansome Street, San Francisco, CA 94111
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 263-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports)

YES ☒   NO ☐

and (2) has been subject to such filing requirements for the past 90 days.

YES ☐   NO ☒

As of July 31, 2002 there were 29,433,163 shares of the Registrant’s common stock outstanding.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

June 30, 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

		As of
	As of	December 31,
	June 30, 2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,699	$24,040
Short-term investments	22,084	–
Accounts receivable, (net of allowance for doubtful accounts of $1,329 and $1,184, respectively)	15,363	17,857
Prepaid expenses and other current assets	2,218	1,252

Total current assets.	80,364	43,149
Property and equipment, net	2,788	2,934
Other assets	4,606	5,177

Total assets	$87,758	$51,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,921	$1,463
Accrued and other current liabilities	16,726	15,464
Deferred revenue	15,309	20,599
Current portion of capital lease obligations	112	254
Line of credit	–	1,600

Total current liabilities	34,068	39,380

Long-term capital lease obligations	103	103
Other long-term liabilities	417	334

Total liabilities	34,588	39,817

Commitments and contingencies (Note 1)

Stockholders' equity:
Convertible preferred stock, $0.001 par value:
Authorized – 16,981,528 shares;
Outstanding – 0 shares and 16,580,830 shares, respectively	–	17
Common stock, $0.001 par value:
Authorized – 100,000,000 shares and 31,660,032 shares, respectively;
Outstanding – 29,282,023 shares and 7,649,983 shares, respectively	29	8
Additional paid in capital	99,179	61,916
Warrants	361	361
Notes receivable from stockholders	(674)	(674)
Deferred stock-based compensation	(5,192)	(8,301)
Accumulated other comprehensive loss	(109)	(34)
Accumulated deficit	(40,424)	(41,850)

Total stockholders' equity	53,170	11,443

Total liabilities and stockholders' equity.	$87,758	$51,260

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue:
Licenses	$13,823	$12,996	$29,878	$25,722
Services and maintenance	8,762	6,397	15,883	12,388

Total revenue	22,585	19,393	45,761	38,110

Cost of revenue:
Licenses (1)	1,374	1,101	3,461	2,105
Services and maintenance	3,351	3,092	6,667	6,792
Amortization of stock-based compensation (2)	190	146	468	362

Total cost of revenue	4,915	4,339	10,596	9,259

Gross margin	17,670	15,054	35,165	28,851

Operating expenses:
Research and development	4,484	3,033	9,067	6,328
Sales and marketing	8,678	9,471	17,945	20,289
General and administrative	2,421	2,597	4,647	4,589
Restructuring charges	–	–	–	760
Aborted offering costs	–	–	–	1,643
Amortization of stock-based compensation (3)	926	978	1,925	2,361

Total operating expenses	16,509	16,079	33,584	35,970

Income (loss) from operations	1,161	(1,025)	1,581	(7,119)

Other income (expense), net:
Interest income, net	140	60	176	117
Other income (expense), net	164	(41)	26	(67)

Income (loss) before income taxes	1,465	(1,006)	1,783	(7,069)
Provision for income taxes	196	–	357	–

Net income (loss)	$1,269	$(1,006)	$1,426	$(7,069)

Net income (loss) per common share:
Basic	$0.09	$(0.16)	$0.14	$(1.14)

Diluted	$0.04	$(0.16)	$0.05	$(1.14)

Weighted average common shares outstanding:
Basic	13,758	6,254	10,506	6,174

Diluted	30,117	6,254	29,791	6,174

(1) During the three months and six months ended June 30, 2002, the Company recorded non-cash amortization of acquired technology of $394 and $809, respectively. The Company did not record any amortization of acquired technology during the six months ended June 30, 2001.

(2) Amortization of stock-based compensation included in cost of revenue	190	146	468	362

(3) Amortization of stock-based compensation included in operating expenses:

Research and development	472	228	878	550
Sales and marketing	373	425	861	1026
General and administrative	81	325	186	785

Total stock-based compensation included in operating expenses	926	978	1,925	2,361

	$1,116	$1,124	$2,393	$2,723

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,426	$(7,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	873	897
Depreciation and amortization	905	868
Loss on disposal of property and equipment	214	–
Amortization of stock-based compensation	2,393	2,723
Amortization of acquired technology	809	–
Amortization of warrants issued for services	26	26
Changes in assets and liabilities:
Accounts receivable	1,621	3,532
Prepaid expenses and other current assets	(992)	1,285
Other assets	(238)	(335)
Accounts payable	458	1,105
Accrued and other current liabilities	1,262	1,475
Deferred revenue	(5,290)	112
Other long-term liabilities	83	230

Net cash provided by operating activities	3,550	4,849

Cash flows from investing activities:
Return of deposit	–	2,482
Purchases of property and equipment	(973)	(1,696)
Purchases of short-term investments	(22,106)	–

Net cash provided by (used in) investing activities	(23,079)	786

Cash flows from financing activities:
Payments on capital lease obligations	(142)	(129)
Proceeds from line of credit	1,600	2,567
Payments on short term debt	–	(117)
Payments on line of credit	(3,200)	–
Net proceeds from initial public offering	37,945	–
Proceeds from issuance of common stock	64	71
Repurchases of common stock	(26)	–

Net cash provided by financing activities	36,241	2,392

Effect of change in exchange rates on cash	(53)	85

Net increase in cash and cash equivalents	16,659	8,112
Cash and cash equivalents, at beginning of period	24,040	13,098

Cash and cash equivalents, at end of period	$40,699	$21,210

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$93	$–

Cash paid for interest	$62	$126

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information as of June 30, 2002
and for the three and six months ended June 30, 2002 and 2001 is unaudited)

Note 1.    BACKGROUND AND BASIS OF PRESENTATION

The Company

                Plumtree Software, Inc., a Delaware corporation (the “Company”) was incorporated on July 18, 1996, and develops and markets infrastructure software and services that enable a business to deploy a corporate portal to information applications and Internet-based services.

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s S-1 registration statement declared effective on June 3, 2002.

                The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2002.

Recent Events

                In June 2002, the Company completed the sale of a total of 5,000,000 shares of common stock in an initial public offering (“IPO”) at a price of $8.50 per share. The Company received total net proceeds of approximately $37.9 million upon the consummation of the IPO. See Note 4 for additional information relating to the IPO.

Revenue Recognition

                License revenue consists principally of revenue from the licensing of the Company’s software and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not include significant modifications to the features and functionality of the software.

                The Company has not established vendor specific objective evidence of fair value (“VSOE”) for license sales and recognizes revenue from arrangements with multiple elements involving software licenses under the residual method as outlined in SOP 97-2. To the extent that a discount exists on any of the elements, the Company follows the residual method and attributes that discount entirely to the delivered elements.

                Service revenue consists of consulting, training and installation services that the Company provides to its customers. Revenue from such services is generally recognized as the service is performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately.

                For a majority of the Company’s arrangements, the services provided are not essential to the functionality of the software and typically can include:

    • developing a project scope;

    • installing and configuring the product; and

    • developing portal content including defining and setting up the initial taxonomy of the directory.

In some arrangements, the services that the Company provides are essential to the functionality of the software and can include:

    • modifying the user interface to fit a specific environment;

    • integrating its products into environments with legacy systems and custom applications; and

    • changing functionality of the product or its architecture, such as unique search requirements or elaborate document management capabilities.

                For the arrangements in which the services provided are essential to the functionality of the software, both the license revenue and service revenue are recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). The Company accounts for these arrangements under the percentage of completion contract accounting method pursuant to SOP 81-1. Completion is measured based upon hours incurred utilizing scope documents prepared by the customer and the Company.

                Prior to 2002 the Company had entered into several license arrangements where its services were estimated to be essential to the functionality of the software but the scope of the implementation had not yet been completed. The Company deferred recognition of all revenue from such arrangements until the scope of the implementation had been determined and a scope document was prepared. Upon finalization of the implementation scope, if the implementation services were essential to the functionality of the software, services and license revenues were recognized using the percentage of completion contract method. If the final scope documents results in implementation services were not essential to the functionality of the software, the software license fee was recorded as revenue and the non-essential services were recognized as the services were performed. Included in deferred revenue at December 31, 2001 was $7.1 million related to five arrangements for which the scope documents were not yet finalized and included in accounts receivable at December 31, 2001 was $4.9 million related to these arrangements. By 2002, several large implementations were successfully completed by third party systems integrators without material assistance from the Company. The Company expects the number of arrangements in which their services are deemed to be essential to a license sale will decrease in future periods. At June 30, 2002, there were no license arrangements included in deferred revenue where services to be provided by the Company were essential to functionality of the software.

                Maintenance revenue relates to the technical support and software updates the Company provides to its customers. Revenue on maintenance contracts is recognized ratably over the term of the contract. If maintenance is bundled with a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE as established by the renewal rates the Company charges in accordance with its contracts and its established pricing.

                For arrangements which require delivery of unspecified future products over a period, the Company uses the subscription method and recognizes revenue ratably over the period. For arrangements that involve extended payment terms, revenue is recognized as the lesser of the amount due or the amount that would have been recognized had the arrangement been payable on standard payment terms.

    Cash Equivalents and Short-term Investments

                Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

                The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for the Year Ending
	December 31,				As of June 30, 2002

	2002	2003	2004	Total Cost Value	Total Fair Value

Taxable auction rate securities	$–	$1,500	$–	$1,500	$1,500
Commercial paper	5,966	1,480	–	7,440	7,446
Federal agencies	–	3,032	–	3,032	3,032
Corporate notes		–	10,106	10,134	10,106

Total	$5,966	$6,012	$10,106	$22,106	$22,084

                With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by either Moody’s of A-1 or higher, Fitch’s F-1 or higher or Standard & Poors of P-1 or higher.

                Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company considers all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific indentification method.

Accrued Liabilities

                       Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Accrued commissions and bonus	$2,470	$4,471
Accrued sales taxes	1,981	1,551
Accrued vacation	1,247	1,101
Accrued royalties	1,153	1,058
Accrued other	9,875	7,283

	$16,726	$15,464

Litigation and Contingencies

                In December 2001, a former employee filed a lawsuit against the Company in the State Court in Philadelphia. Upon the Company’s motion, the suit has been removed to the Federal Court in the Eastern District of Pennsylvania. The complaint alleges that the Company owes the former employee unpaid commissions and damages of approximately $636,000. The lawsuit is currently in the discovery phase. The Company believes it has meritorious affirmative defenses and intends to vigorously defend itself and pursue a counterclaim.

                On May 17, 2002 Datamize LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 owned by Datamize. Datamize, based in Florence, Montana describes itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize is seeking, among other things, injunctive relief and unspecified damages. Based on other communications by Datamize’s counsel, the Company expects Datamize may take further legal action against the Company with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to defend this lawsuit vigorously.

                In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain unspecified leasehold improvements during the lease term. The Company is currently attempting to renegotiate this lease agreement and is unable to determine the Company’s potential liability related to this matter. Management does not believe that the resolution of this matter will have a material impact on the Company’s results of operations.

                The outcome of the above matters is inherently uncertain. Although management does not currently believe that these matters will result in significant liability, an unfavorable ruling or outcome could have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

Royalties

                The Company entered into an arrangement in 1998 with a software provider to license that company’s software and include it in the Company’s software. This arrangement was amended in May 2000. The Company is required to pay a royalty fee computed as a percentage of net revenue, as defined in the agreement, generated from sales of its product. This agreement expires on May 18, 2003. For the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 the Company incurred royalty expense of approximately $595,000, $640,000, $1.9 million and $1.6 million, respectively, related to this arrangement.

                The Company has entered into various license arrangements with other software providers to incorporate that software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and six months ended June 30, 2002 the Company incurred royalty expense of approximately $425,000 and $809,000, respectively, related to these arrangements. Royalty expense related to these arrangements for the three months and six months ended June 30, 2001 were not material to the financial statements.

Net Income (Loss) Per Share

                Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for all potential dilutive common shares, which includes shares issuable upon the exercise of outstanding common stock options, warrants, and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the “if-converted” method.

                The following table presents the calculation of basic, diluted and pro forma net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$1,269	$(1,006)	$1,426	$(7,069)

Basic:
Weighted average shares of common stock	14,063	7,374	10,881	7,402
Less: Weighted average shares subject to repurchase	(305)	(1,120)	(375)	(1,228)

Weighted average shares used in computing basic net income (loss) per common share	13,758	6,254	10,506	6,174

Basic net income (loss) per common share	$0.09	$(0.16)	$0.14	$(1.14)

Diluted:
Weighted average shares used above	13,758	6,254	10,506	6,174
Add: Weighted average shares subject to repurchase	305	–	375	–
Add: Net additional shares related to assumed option and warrant
exercises under the treasury stock method	4,393	–	4,803	–
Add: Weighted average adjustment to reflect the effect of the assumed
conversion of convertible preferred stock	11,661	–	14,107	–

Weighted average shares used in computing diluted net income (loss)
per common Share	30,117	6,254	29,791	6,174

Diluted net income (loss) per common share	$0.04	$(0.16)	$0.05	$(1.14)

               The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	As of June 30,

	2002	2001

Common stock subject to repurchase	–	927,505
Options to purchase common stock	596,250	6,586,736
Warrants	41,030	264,448
Preferred stock	–	16,580,830

Total	637,280	24,359,519

Recent Accounting Pronouncements

                In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which superceded APB Opinion No. 17, Intangible Assets.* SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. SFAS 142 was adopted on January 1, 2002 and had no impact on the Company’s financial condition or results of operations.

                 In June and August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. FASB Statement No. 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. The Company does not believe that either FASB Statement No. 143 or No. 144 will have a material impact on its financial position or results of operations. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 was adopted on January 1, 2002 and did not have a material impact on the current financial condition or results of the Company’s operations. SFAS 143 will be adopted on January 1, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

                 In November 2001, the staff of the Financial Accounting Standards Board issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company adopted the Announcement beginning in 2002 and reclassified all prior year balances to conform to the policies outlined in this announcement. The Announcement had no impact on gross margin or net income but increased the Company’s services revenue and cost of services revenue.

                 In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

Note 2.    Segment Reporting

                 Management has concluded that the Company only operates in one business segment. Revenues by geographic regions were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Americas	$18,556	$17,991	$39,057	$36,523
Non Americas	4,029	1,402	6,704	1,587

Total	$22,585	$19,393	$45,761	$38,110

                 For the six months ended June 30, 2002 one customer represented approximately 10.4% of the Company’s total revenues. For the six months ended June 30, 2001 no customer represented more than 10% of the Company’s total revenues. For the three months ended June 30, 2002 one customer represented approximately 15.5% of the Company’s total revenues. For the three months ended June 30, 2001 one customer approximately 10.8%of the Company’s total revenues.

Note 3.    Other Comprehensive Loss

                 Other comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available-for-sale securities, and foreign currency translation adjustments.

                 Other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$1,269	$(1,006)	$1,426	$(7,069)
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	(168)	52	(53)	138
Change in accumulated unrealized loss on available-for-sale securities	(22)	-	(22)	-

Total comprehensive income (loss)	$1,079	$(954)	$1,351	$(6,931)

Note 4.    Initial Public Offering

                 On June 30, 2002, the Company closed the sale of 5,000,000 shares of common stock in an initial public offering at a price of $8.50 per share. A total of $42.5 million in gross proceeds was raised from this transaction. After deducting the underwriting discount of approximately $3.0 million and approximately $1.6 million of offering expenses, net proceeds were $37.9 million.

                 In connection with the IPO, the Board of Directors and stockholders approved the reincorporation of the Company in the State of Delaware. The Company effected the reincorporation on May 31, 2002.

                Upon the closing of the Company’s IPO, 16,580,830 shares of the Company’s convertible preferred stock converted into common shares. Due to the anti-dilutive provisions of the Company’s Series E convertible preferred stock, the holders of the outstanding shares of Series E convertible preferred stock received an additional 48,605 shares of common stock upon the completion of the IPO.

                ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified in our final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on June 3, 2002, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

General

                We develop, market and sell corporate portal software and related services for enterprises. Corporate portal software allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create new information and services on the Web. From our inception in 1996 through the beginning of 1998, we were engaged primarily in developing and marketing our corporate portal product. In March 1998, we released version 1.0 of our flagship product, the Plumtree Corporate Portal, and subsequently released version 4.0 in October 2000, version 4.5 in September 2001 and version 4.51 in May 2002, released as version 4.5WS. As part of our strategy, we seek to continually enhance the functionality of our software. As of June 30, 2002, we had an accumulated deficit of $40.4 million. We have historically incurred annual operating losses and we expect our operating profitability to be volatile for the foreseeable future.

Sources of Revenue

                We derive our revenue from software licenses, services and maintenance. To generate revenue, we utilize both a direct sales force and an indirect sales channel consisting primarily of systems integrators and independent software vendors. Our services include installation, consulting and training. We typically work in tandem with third-party consulting organizations to deliver these services. Maintenance services include technical support and software updates. Our maintenance contracts are typically one year in duration and can be renewed annually.

Revenue Recognition

                License revenue consists principally of revenue from the licensing of our software and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not include significant modifications to the features and functionality of the software.

                We have not established vendor specific objective evidence of fair value (VSOE) for license sales and recognize revenue from arrangements with multiple elements involving software licenses under the residual method as outlined in SOP 97-2. To the extent that a discount exists on any of the elements, we follow the residual method and attribute that discount entirely to the delivered elements.

                Service revenue consists of consulting, training and installation services that we provide to our customers. Revenue from such services is generally recognized as the service is performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where services have been sold separately.

                For a majority of our arrangements, the services provided are not essential to the functionality of the software and typically can include:

•	developing a project scope;
•	installing and configuring our product; and
•	developing portal content, including defining and setting up the initial taxonomy of the document directory.

In some arrangements, the services that we provide are essential to the functionality of the software and can include:

•	modifying the user interface to fit a specific environment;
•	integrating our products into environments with legacy systems and custom applications; and
•	changing functionality of the product or its architecture, such as unique search requirements or elaborate document management capabilities.

                For the arrangements in which the services provided are essential to the functionality of the software, both the license revenue and services revenue are recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (SOP 81-1). We account for these arrangements under the percentage of completion contract method pursuant to SOP 81-1.

                Prior to 2002, we had entered into license arrangements where our services were estimated to be essential to the functionality of the software but the scope of the implementation had not been completed. We deferred recognition of all revenue from these arrangements until the scope of the implementation had been determined and a scope document was prepared. Upon finalization of the scope document, if the implementation services were determined to be essential to the functionality of the software, services and license revenue were recognized using the percentage of completion contract method. If the final scope document resulted in implementation services were determined not to be essential to the functionality of the software, the software license fee was recorded as revenue and the non-essential services were recognized as the services were performed. In 2002, we have witnessed a significant increase in the number of qualified third party systems integrators who have successfully deployed large Plumtree implementations. Because of this, and the general maturation of our products and services, we expect the number of arrangements in which our services are deemed to be essential to a license sale will be infrequent in future periods.

                Maintenance revenue relates to the technical support and software updates we provide to customers. Revenue on maintenance contracts is recognized ratably over the term of the contract. If maintenance is bundled with a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE as established by the renewal rates we charge in accordance with our contracts and established pricing.

                For arrangements which require delivery of unspecified future products over a period, we use the subscription method and recognize revenue ratably over the period. For arrangements that involve extended payment terms, revenue is recognized as the lesser of the amount due or the amount that would have been recognized had the arrangement been payable on standard payment terms.

Amortization of Stock-Based Compensation

                In connection with stock option grants to our employees and directors, we have recorded stock-based compensation totaling $20.3 million as of June 30, 2002. These amounts represent the difference between the exercise price and the deemed fair market value of our common stock for accounting purposes on the date we granted these stock options. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to earnings from operations over the vesting period of the options, generally four years. For the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001, we recorded amortization of stock-based compensation expense of $1.1 million, $1.1 million, $2.4 million and $2.7 million. The amortization of the remaining stock-based compensation will result in additional charges to earnings from operations in 2002 and thereafter.

Critical Accounting Policies

•	Our critical accounting policies are as follows:
•	revenue recognized utilizing the percentage of completion contract method;
•	valuation allowance against deferred tax assets;
•	determination of the fair value of options granted to employees;
•	allowance for doubtful accounts; and
•	assessing the realizability of capitalized acquired technology.

                As described above, we recognize revenue on license arrangements involving our performance of services that are essential to the functionality of our software utilizing the percentage of completion contract method of accounting in accordance with SOP 81-1. Completion is measured based on hours incurred and total estimated hours to complete the implementation. Total estimated hours are based upon scope documents prepared by the customer and us prior to commencement of the implementation. We believe that the development of the scope documents provides a reasonable basis for measuring completion, and we do not believe that we would report materially different amounts if we used different completion measures.

                At June 30, 2002, there were no license arrangements included in deferred revenue where services to be provided by us are essential to the functionality of the software. Given our recent experience in the six months ended June 30, 2002, we have witnessed a significant increase in the number of qualified third party systems integrators who can successfully deploy large Plumtree implementations. Because of this, and the general maturation of our products and services, we expect the number of arrangements in which our services are deemed to be essential to a license sale will be infrequent in future periods.

                We provided a valuation allowance of $14.8 million against the entire net deferred tax asset as of December 31, 2001. The valuation allowance was recorded given the losses we incurred through the relevant date and our uncertainties regarding future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, a deferred tax benefit $2.5 million would have been reflected in the consolidated statements of operations for the December 31, 2001.

                As described above, in connection with the granting of certain stock options, we recorded stock-based compensation charges representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the six months and the three months ended June 30, 2001, we did not record any deferred stock-based compensation and we recognized $2.7 million and $1.1 million of stock-based compensation expense. For the six months and the three months ended June 30, 2002, we did not record any deferred stock-based compensation and we recognized $2.4 million and $1.1 million of stock-based compensation expense. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock-based compensation could have been reported.

                We have provided an allowance for doubtful accounts of $1.3 million and $1.2 million as of June 30, 2002 and December 31, 2001 for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in an additional expense in the period such determination was made.

                In addition, we have capitalized the costs of certain purchased software. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue

                Revenue increased to $22.6 million in the three months ended June 30, 2002 from $19.4 million in the three months ended June 30, 2001. Between these periods, license revenue grew at a rate of 6% and services and maintenance revenue grew at a rate of 37%.

                Licenses. License revenue increased to $13.8 million in the three months ended June 30, 2002 from $13.0 million in the three months ended June 30, 2001. The increase in license revenue for the quarter ended June 30, 2002 over results for the comparable quarter in 2001 was due primarily to the introduction and initial market acceptance of our collaboration and studio server products as well as the recognition of license revenue deferred in prior periods.

                Services and Maintenance. Services and maintenance revenue increased to $8.8 million in the three months ended June 30, 2002 from $6.4 million in the three months ended June 30, 2001, primarily as a result of increased services and maintenance we provided to customers resulting from increased licensed sales and maintenance support renewals. Services revenue increased to $4.2 million in the three months ended June 30, 2002 from $3.9 million in the three months ended June 30, 2001. Billed expenses decreased to $263,000 in the three months ended June 30, 2002 for $393,000 in the three months ended June 30, 2001. Maintenance revenue increased to $4.6 million in the three months ended June 30, 2002 from $2.5 million in the three months ended June 30, 2001.

Cost of Revenue

                Licenses. Our cost of licenses consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of licenses increased to $1.4 million in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001. Our cost of license revenue increased in the three months ended June 30, 2002 as compared to the comparable quarter in 2001 primarily due to the amortization of acquired technology of $394,000 during that period, and was off-set partially by decreased royalty payments due to the shipment of version 4.5WS of our portal product during the quarter which replaces certain functionality previously provided by third-party vendors with proprietary technology not subject to royalty payments.

                Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance increased to $3.4 million in the three months ended June 30, 2002 from $3.1 million in the three months ended June 30, 2001. This increase was attributable primarily to the increase in headcount in our professional services and technical support departments. As of June 30, 2002, we had 69 professional services and technical support personnel as compared to 60 at June 30, 2001.

                Amortization of Stock-Based Compensation. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of this stock-based compensation related to cost of services for the quarters ended June 30, 2002 and 2001 were $190,000 and $146,000, respectively.

Operating Expenses

                Research and Development. Research and development expenses consist of the costs associated with new software development, including our in-house development staff and contract software developers. The costs associated with our in-house development staff consist primarily of salaries, as well as other related expenses. From time to time our in-house development staff is supported by outside developers on a contractual basis. The costs for the development of new software products and substantial enhancements to existing software products that are eligible for capitalization have not been significant to date and, as such, are expensed as research and development costs in the period in which they are incurred. Research and development expenses increased to $4.5 million in the three months ended June 30, 2002 from $3.0 million in three months ended June 30, 2001, due to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand of our product line. As of June 30, 2002, we had 102 employees in research and development as compared to 79 employees as of June 30, 2001. We expect our research and development expenses to increase in future periods as we continue to develop new and enhance our existing software products.

                Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel, and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses decreased to $8.7 million in the three months ended June 30, 2002 from $9.5 million in the three months ended June 30, 2001 primarily as a result of lower commissions for our sales personnel resulting from reduced license invoicing, reduced marketing expenditures due to the quiet period restriction imposed during our initial public offering and an increased focus on cost control. Marketing expenses decreased to $1.2 million in the three months ended June 30, 2002 from $1.8 million in the three months ended June 30, 2001. Sales expenses decreased to $7.5 million in the three months ended June 30, 2002 from $7.7 million in the three months ended June 30, 2001 due to a $285,000 decrease in sales commissions offset by the increase in headcount over the related periods. As of June 30, 2002, we had 126 employees in sales and marketing as compared to 106 employees as of June 30, 2001. We expect our sales and marketing expenses to increase as we increase our marketing efforts and expand our sales force in future periods.

                General and Administrative. General and administrative expenses consist primarily of salaries for administrative, executive and finance personnel, bad debt, sales tax, facilities and information services costs. General and administrative expenses decreased to $2.4 million in the three months ended June 30, 2002 from $2.6 million in the three months ended June 30, 2001, primarily as a result of bad debt expense decreasing to $377,000 in the three months ended June 30, 2002, from $521,000 in the three months ended June 30, 2001, along with the expansion of our administrative infrastructure to support our growth as a public company. As of June 30, 2002, we had 28 general and administrative personnel as compared to 23 as of June 30, 2001. We expect that our general and administrative expenses will continue to increase as we expand our operations and incur additional costs related to being a public company.

                Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the quarters ended June 30, 2002 and 2001 were $926,000 and $1.0 million, respectively.

Other Income (Expense), Net

                Other income (expense), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations, including bank borrowings. The net balance of other income increased to $304,000 in the quarter ended June 30, 2002 as compared to a net balance of other income of $19,000 in the quarter ended June 30, 2001 primarily as a result of increased interest income and a favorable result of foreign currency transactions. Interest income, net of expenses, increased to $140,000 for the three months ended June 30, 2002 from $60,000 for the comparable period in 2001 primarily from interest income from short-term investments. The effect of foreign currency transactions increased to a gain of $164,000 for the three months ended June 30, 2002 as compared to a loss of $(41,000) for the comparable period in 2001.

Provision for Income Taxes

                We recorded an income tax provision of $196,000 for the second quarter of 2002 related to income taxes currently payable on income generated in foreign and domestic state tax jurisdictions. Given our losses incurred through June 30, 2002 and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Six Months Ended June 30, 2002 and 2001

Revenue

                Revenue increased to $45.8 million in the six months ended June 30, 2002 from $38.1 million in the six months ended June 30, 2001. Between these periods, license revenue grew at a rate of 16% and services and maintenance revenue grew at a rate of 28%.

                Licenses. License revenue increased to $29.9 million in the six months ended June 30, 2002 from $25.7 million in the six months ended June 30, 2001. The increase in license revenue for the six months ended June 30, 2002 and for the comparable period in 2001 was due primarily to increased sales of our core portal product as well as the introduction and initial market acceptance of our collaboration and studio server products and recognition of license revenue deferred in prior periods.

                Services and Maintenance. Services and maintenance revenue increased to $15.9 million in the six months ended June 30, 2002 from $12.4 million in the six months ended June 30, 2001, primarily as a result of increased license sales maintenance support renewals. Services revenue decreased to $7.4 million in the six months ended June 30, 2002 from $7.7 million in the six months ended June 30, 2001. Billed expenses decreased to $346,000 in the six months ended June 30, 2002 from $636,000 in the three months ended June 30, 2001. Maintenance revenue increased to $8.5 million in the six months ended June 30, 2002 from $4.7 million in the six months ended June 30, 2001.

Cost of Revenue

                Licenses. Cost of licenses increased to $3.5 million in the six months ended June 30, 2002 from $2.1 million in the six months ended June 30, 2001. Our cost of license revenue increased in the three months ended June 30, 2002 as compared to the comparable quarter in 2001 primarily due to the amortization of acquired technology of $809,000 during that period and increased license sales, and was off-set partially by decreased royalty payments due to the shipment of version 4.5WS of our portal product during the quarter which replaces certain technology previously being provided by third-party vendors with proprietary technology not subject to royalty payments.

                Services and Maintenance. Cost of services and maintenance decreased to $6.7 million in the six months ended June 30, 2002 from $6.8 million in the six months ended June 30, 2001. This decrease was attributable primarily to the decreased use of third-party consultants to deploy our products.

                Amortization of Stock-Based Compensation. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of this stock-based compensation related to cost of services for the six months ended June 30, 2002 and 2001 were $468,000 and $362,000.

Operating Expenses

                Research and Development. Research and development expenses increased to $9.1 million in the six months ended June 30, 2002 from $6.3 million in six months ended June 30, 2001, due to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand of our product line. We expect our research and development expenses to increase in future periods as we continue to develop new and enhance our existing software products.

                Sales and Marketing. Sales and marketing expenses decreased to $17.9 million in the six months ended June 30, 2002 from $20.3 million in the six months ended June 30, 2001 primarily as a result of reduced commissions for our sales personnel resulting from reduced licensed invoicing, reduced marketing expenditures due to the quiet period restriction imposed during our initial public offering and an increased focus on cost control. Marketing expenses decreased to $2.5 million in the six months ended June 30, 2002 from $3.8 million in the six months ended June 30, 2001. Sales expenses decreased to $15.4 million in the three months ended June 30, 2002 from $16.5 million in the six months ended June 30, 2001 primarily related to a $1.3 million decrease in sales commissions over the corresponding periods. We expect our sales and marketing expenses to increase as we increase our marketing efforts and expand our direct and indirect sales forces.

                General and Administrative. General and administrative expenses remained flat at for the six months ended June 30, 2002 and 2001 at $4.6 million. We expect that our general and administrative expenses will increase slightly as we expand our operations and incur additional costs related to being a public company.

                Aborted Offering Costs. Aborted offering costs represent a charge of approximately $1.6 million that we recorded in connection with the suspension of our efforts during the six months ended June 30, 2001 to complete our initial public offering.

                Restructuring Charge. In connection with a workforce reduction and the abandonment of a leased facility we undertook in March 2001 in an effort to conserve our capital, we recorded a restructuring charge of $760,000 in the six months ended June 30, 2001.

                Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses was $1.9 million in the six months ended June 30, 2002 and $2.4 million in the six months ended June 30, 2001.

Other Income (Expense), Net

                Other income (expense), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations, including bank borrowings. The net balance of other income increased to $202,000 in the six months ended June 30, 2002 as compared to a net balance of other income of $50,000 in the six months ended June 30, 2001 primarily as a result of increased interest income and a favorable result of foreign currency transactions. Interest income, net of expenses, increased to $176,000 for the six months ended June 30, 2002 from $117,000 for the comparable period in 2001 primarily from interest income from short-term investments. The effect of foreign currency transactions increased to a gain of $26,000 for the six months ended June 30, 2002 as compared to a loss of $(67,000) for the comparable period in 2001.

Provision for Income Taxes

                We recorded an income tax provision of $357,000 for the six months ended June 30, 2002 related to income taxes currently payable on income generated in foreign and domestic state tax jurisdictions. Given our losses incurred through June 30, 2002 and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Liquidity and Capital Resources

                Since inception through 2000, we primarily financed our operations and capital expenditures through private sales of convertible preferred stock, with net proceeds of $36.5 million, as well as through bank loans and equipment leases. In 2001, we primarily financed our operations and capital expenditures through cash flow from our operations as well as through bank borrowings. In June 2002, we successfully completed our initial public offering resulting in net proceeds of $37.9 million. As of June 30, 2002, we had $62.8 million of cash and cash equivalents and short-term investments and $46.3 million in working capital.

                Our net cash provided by operating activities was $3.6 million and $4.9 million for the six months ended June 30, 2002 and 2001. The increase in our net income between these periods was offset primarily by the decrease in deferred revenue and certain other working capital balances. The fluctuations in our deferred revenue and our accounts receivable are principally due to the significant size of some individual software licensing agreements. Our change in deferred revenue decreased to $(5.3 million) for the six months ended June 30, 2002, from an increase of $112,000 for the comparable period in 2001. Our change in accounts receivable decreased to $1.6 million for the six months ended June 30, 2002, from $3.5 for the comparable period in 2001. The uncollected portion of deferred revenue may have a material effect on days sales outstanding. Our change in prepaid and other current assets decreased to $(1.0 million) for the six months ended June 30, 2002 from $1.3 for the comparable period in 2001. Prepaid expenses are primarily related to advance payments made to technology vendors and insurance.

                Capital expenditures were $973,000 and $1.7 million for the six months ended June 30, 2002 and 2001. Our capital expenditures consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will increase in the future as we expand our operations and build our infrastructure.

                Our initial public offering of common stock raised net proceeds of $37.9 million during the three months ended June 30, 2002. We did not raise proceeds from the sale of our preferred stock in 2001 or to date in 2002.

                We have a $7.5 million revolving line of credit with Silicon Valley Bank, which originally matured in March 2002, and was extended through August 2002. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. We draw down on this bank line from time to time. At June 30, 2002, no amounts were outstanding under this facility. In addition, we have issued a letter of credit for $2.5 million, which is enforceable against the facility. We are prohibited from declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank.

                We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand, will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes, and these additional financing sources may not be available or, if available, the financing may not be attainable on terms favorable to us.

Recent Accounting Pronouncements

                In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which superseded APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. SFAS 142 was adopted on January 1, 2002 and had no impact on our financial condition or results of operations.

                In June and August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Statement No. 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. We do not believe that FASB Statement No. 143 will have a material impact on our financial position or results of operations. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 was adopted on January 1, 2002 and did not have a material impact on our current financial condition or results of operations. SFAS 143 will be adopted on January 1, 2003 and is not expected to have a material impact on our financial condition or results of operations.

                In November 2001, the staff of the Financial Accounting Standards Board issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We have adopted the policies outlined in the announcement beginning in the quarter ended March 31, 2002 and reclassified all prior year balances in the accompanying consolidated statements of operations to conform to this announcement. The announcement had no impact on our gross margin or net income but increased our services revenue and cost of services revenue.

                In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

We have a short operating history, which limits your ability to evaluate our business and operating results and may increase the risk of your investment.

                Our short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. Version 4.5 of our portal was released in September 2001 and version 4.51 of our portal was released in May 2002 as version 4.5WS. We cannot predict whether this version of our portal will be successful. We have derived all of our revenue from licensing our Plumtree Corporate Portal and related products and services. Before buying our common stock, you should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

•	potential fluctuations in operating results and uncertain growth rates;
•	limited market acceptance of our products;
•	concentration of our revenue in a single product;
•	our need to expand our direct sales forces and indirect sales channels, particularly for international markets;
•	our need to manage rapidly expanding operations; and
•	our need to attract, train and retain qualified personnel.

We have a history of losses, and we may never achieve or sustain annual profitability, which would have a harmful effect on our business and the value of our common stock.

                We have incurred substantial net losses in each year since our inception in July 1996. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. As of June 30, 2002, we had an accumulated deficit of approximately $40.4 million.

                Given the level of our planned operating and capital expenditures, we may incur losses and negative cash flows for the foreseeable future. If our revenue does not continue to increase or if our expenses increase at a greater pace than our revenue, we will never become profitable on an annual basis. Our ability to increase revenue and achieve and sustain profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to become profitable on an annual basis or to remain profitable would have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

                As a result of our limited operating history and the emerging nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our success depends upon our ability to continue to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly sign additional customers with substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of installation, modification and consulting fees and support and maintenance fees. Our services revenue has lower gross margin than our license revenue. If the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts, our revenue could decline.

                We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;
•	competitive factors that affect our pricing;
•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations within the United States and internationally; and
•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter.

                As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons are not accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for any revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, we would expect to experience an immediate and significant decline in the trading price of our stock.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

                We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended June 30, 2002, our top 10 customers accounted for approximately 47% of our total revenue. Similarly, in each quarter over the last two years, generally a different customer has represented at least 10% of our total quarterly revenue. Our operating results and stock price could be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

                We generate our revenue from licenses of the Plumtree Corporate Portal and related products and services, including Plumtree Gadget Web Services, the building blocks from which users assemble a personalized Web page. We expect that our portal product, and future upgraded versions of this product, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our product. For example, our future success depends in part on the widespread market acceptance of version 4.51 of our portal product, released in May 2002 as version 4.5WS. If new and future versions of our products and services, including version 4.51 of the Plumtree Corporate Portal, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our efforts to establish and maintain the Plumtree Corporate Portal as an enterprise-wide platform may fail and, as a result, our revenue may not increase and our ability to compete successfully may be impaired.

                We have expended, and plan to continue to expend, significant resources to establish our portal as an enterprise-wide platform for integrating an organization’s diverse systems and applications. To succeed, we must develop and market both enhancements to our Plumtree Corporate Portal and new products and services that expand its functionality. The Plumtree Collaboration Server and the Plumtree Studio Server, each released commercially in the first quarter of 2002, are our most significant new product developments since the introduction of the Plumtree Corporate Portal. These and other new products may not achieve widespread market acceptance.
Even if we are successful in establishing our portal as an enterprise-wide platform, we face, among others, the following risks:

•	We will likely face new and in many cases larger competitors, and some of our current system integrators and technology partners with whom we work closely may come to view our new products and services as competitive.

•	In order to remain competitive, we must increase the number of systems and applications that can be integrated into our portal platform as Web services, which will increasingly strain our development and support infrastructure and may require us to add significant additional personnel.

•	The industry may develop and adopt technology standards different from the standards presently incorporated in our products resulting in our products becoming less competitive.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

                As a result of our limited operating history, the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, over some of which we have little or no control, including the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results.

We depend on technology licensed from third-party software developers and our ability to develop and sell our products and services could be delayed or impaired if we fail to maintain these license arrangements.

                We incorporate into our products third-party software that enables aspects of their functionality. This third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support, or at all. Some of these third-party software developers offer products that compete with the Plumtree Corporate Portal and our other products. Our loss of or inability to maintain these software licenses on current terms could delay or impair the sale of our products and services until equivalent software, if available, is identified, licensed or developed, and integrated, which could adversely affect our business and impair our future growth.

We depend on our direct sales force to sell our products, and if we fail to hire and train new sales personnel, our future growth will be impaired.

                We sell our products primarily through our direct sales force and we expect to continue to do so in the future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of six months or more before newly-hired direct sales people become productive and generate revenue. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

                We have relationships with a large number of systems integrators and resellers, such as Accenture, Cap Gemini Ernst & Young and Computer Sciences Corporation. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships are a key factor in our overall business strategy and involve a number of risks, including:

•	Systems integrators and resellers may not view their relationships with us as valuable or significant to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.

•	Systems integrators may attempt to market their own products and services rather than ours.
•	Our competitors may have stronger relationships with these parties and, as a result, these system integrators and resellers may recommend a competitor’s products and services over ours.
•	Under our co-deployment model, we rely on our system integrators’ and resellers’ employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or performed inadequately.

•	If we lose our relationships with our systems integrators and resellers, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

If our alliances with technology providers are discontinued, our future growth will be impaired.

                We have relationships with technology providers, such as Microsoft, Verity, BEA and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software contains errors, we may lose customers or experience reduced market acceptance of our products.

                Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. Version 4.51 of our portal product has only recently been released, which increases the risk of undetected defects or errors. It is also possible that our products released commercially in the first quarter of 2002, the Plumtree Collaboration Server and the Plumtree Studio Server, as well as version 4.51 of our corporate portal product, released in May 2002 as version 4.5WS, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we incorporate into our portal product, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors. Some of our Plumtree Corporate Portal customers require, or may require, enhanced modifications of our software for their specific needs. Modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers.

If we are unable to develop products that are compatible and can be integrated with a large variety of hardware, software, database and networking systems, our ability to attract and retain customers will be harmed.

                The Plumtree Corporate Portal is designed to support a broad set of software applications and online services through Plumtree Gadget Web Services. To gain broad market acceptance, we believe that we must support an increased number of applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our corporate portal product with products in their portfolio.

If we do not expand our customer base, we may be unable to increase our revenue and our stock price will likely decline.

                The market for corporate portal software is newly emerging and there can be no assurance that additional customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	enhance our portal solution to meet changing customer demand;
•	effectively market the Plumtree Corporate Portal and related products and services;
•	hire, train and retain a sufficient number of qualified sales and marketing personnel;
•	provide high-quality and reliable customer support for our products;
•	distribute and price our products and services to be more appealing to customers than those of our competitors or of our customers’ internally-developed solutions;
•	develop a favorable reputation among our customers, potential customers and participants in the software industry who can serve as reference accounts for our products and services; and
•	withstand downturns in general economic conditions or conditions that slow corporate spending on software products.

                Some of these factors are beyond our control. If our customer base does not expand, we may never become profitable on an annual basis.

Some of our customers are in the preliminary phase of implementing our portal product and this implementation may not proceed on a timely basis or at all.

                Some of our customers, such as Alcoa, Aventis, Foster’s Group, Washington Mutual, Weyerhauser Company and Zurich Insurance, are currently in a pre-deployment or preliminary stage of implementing our portal product and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when any customer currently in a pilot or preliminary phase will implement broader use of our product.

Security breaches with our software may lead to unexpected capital expenditures and cause a loss in revenue and reputation.

                Our portal product is designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. This includes product information, competitive intelligence, sales and inventory data, sales reports and corporate e-mail. As a result, the reputation of our software for providing security is vital to its acceptance by customers. Problems caused by security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, customer claims against us, increased insurance costs or increased service and warranty costs. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Moreover, our products may be even more susceptible to security breaches, since portals require the aggregation of many different Web applications on many different servers, with different security standards and protocols.

Capacity restrictions of our software could reduce the demand for and use of our products, which may limit our ability to generate license revenue.

                Our products are designed to support enterprise-wide deployments with hundreds of thousands of users. However, the maximum amount of information and the maximum number of concurrent users that our products can support in any particular deployment is uncertain. If the capacity boundaries of our products are reached, our customers may be dissatisfied, and we may lose customers or fail to gain new customers.

If we are unable to retain key personnel, our growth will be limited.

                We are highly dependent on certain members of our management staff, including, without limitation, our chief executive officer, John Kunze, our vice president of engineering, John Hogan, and our vice president of worldwide field operations, Jim Flatley. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our engineering team. The loss of one or more of these officers or engineers may impede the achievement of our business objectives. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options or restricted stock vested, their economic incentive to remain in our employ may be diminished.

If we are unable to recruit and train new personnel, our operations will be disrupted and our growth impaired.

                Recruiting and retaining qualified technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense, particularly in Northern California where our principal offices are located. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting personnel for technical, marketing, sales and administrative functions. Once hired, these people will need time to familiarize themselves with Plumtree and our business practices. We expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

Managing the growth of our operations will continue to strain managerial, operational and financial resources, and if we are unable to do so our business and operating results could be harmed.

                The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors, including our ability to rapidly:

•	build and train our sales and marketing staff to create an expanding presence in the evolving corporate portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our product;

•	attract and retain qualified technical personnel in order to continue to develop reliable and scalable products and services that address evolving customer needs;
•	develop our customer support capacity as sales of our products increase, so that we can provide customer support without diverting resources from product development efforts; and
•	expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within Plumtree as the number of our personnel and size of our organization increases.

                Our inability to achieve any of these objectives could harm our business and operating results.

We may be unable to grow our international operations, which could impair our overall growth.

                We have expanded our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 7.2% of our total revenue during 2000, 8.6% of our total revenue during 2001 and approximately 17.8% of our revenue in the first half of 2002. If we are unable to continue to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow or undermine our overall growth.

                We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, Korea, Australia and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. However, even if we successfully expand our international operations and successfully modify our products, there can be no assurance that we will be able to maintain or increase international market demand for our products.
Our international operations are subject to a number of risks, including:

•	costs of modifying our products for foreign countries;
•	compliance with multiple, conflicting and changing foreign governmental laws and regulations, including intellectual property, securities and employment laws;
•	increased reliance on systems integrators and resellers abroad;
•	longer sales cycles;
•	import and export restrictions and tariffs;
•	fluctuations in foreign currency exchange rates;
•	difficulties in staffing and managing international operations;
•	greater difficulty in enforcing our intellectual property rights; and
•	greater difficulty or delay in accounts receivable collection.

Product liability claims could divert management’s attention and be costly to defend.

                Our license agreements with customers and arrangements with our systems integrators and technology vendors typically contain provisions designed to limit our exposure to potential product liability claims. Not all domestic and international jurisdictions may enforce these limitations. Although we have not experienced any product liability claims to date, we may encounter this type of claim in the future. Product liability claims brought against us, whether or not successful, could divert the attention and resources of our management and key personnel, could be costly to defend and could require us to pay significant monetary damages.

If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentations, which would undermine the relative appeal of our products to customers and reduce our sales.

                We believe that proprietary rights are important to our business. We have no issued patents. We have filed nine non-provisional patent applications with the U.S. Patent and Trademark Office and two international patent applications with the World Intellectual Property Organization. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

                On November 13, 2001, we commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. In addition, we and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree and to (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

                Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our software product or technology without authorization. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States.
We generally enter into confidentiality or license agreements with our employees, consultants and alliance members, control access to our source code and other proprietary technology and limit distribution of our software, documentation and other proprietary information. These measures afford only limited protection and may be inadequate. Others may develop noninfringing technologies that are similar or superior to our own.

If our products employ technology that infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay high prices to license technology or required to stop selling our products.

                We expect that software products, including ours, may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments expands and overlaps. Third parties may claim our products infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;
•	result in costly litigation;
•	divert our management’s attention and resources;
•	require us to indemnify technology vendors, system integrators or customers;
•	require us to refund license fees;
•	cause product shipment delays; or
•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

                On May 17, 2002, Datamize, LLC filed a lawsuit against us in the United States District Court for the District of Montana alleging that we infringe U.S. Patent Number 6,014,137 owned by Datamize. Datamize is seeking, among other things, injunctive relief and unspecified damages. Based on other communications by Datamize’s counsel, we expect Datamize may take further legal action against us with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, we do not believe we are infringing any valid patent claim of Datamize and we intend to defend this lawsuit vigorously. Since the outcome of any litigation is uncertain, we may not prevail in the lawsuit brought by Datamize. If our portal were found to infringe U.S. Patent Number 6,014,137 and we are unable to obtain a license on satisfactory terms, or if an injunction were issued, we could be required to modify our portal, cease licensing our portal product, and/or pay substantial damages. Any of these outcomes would likely have a material adverse effect on our business. Even if we prevail, the defense of this litigation could be expensive and could consume substantial amounts of management time and attention.

                A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could damage our business to the extent that we are required to pay substantial monetary damages or if, as result of a successful claim, we became unable to sell our products without redeveloping them or otherwise were forced to incur significant additional expenses.

We may be subject to misappropriation claims by former employers of our personnel, which could be costly and disruptive to our business.

                From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays, require us to indemnify our alliance members and customers, require us to refund license fees or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business.

Acquisitions of companies or technologies may result in disruptions to our business and management due to difficulties in assimilating personnel, acquired products and technology and operations and may dilute stockholder value.

                We have made and in the future may make acquisitions or investments in other companies or technologies. We may not realize the anticipated benefits of any acquisitions or investments we undertake. For instance, we made three small acquisitions in 2001. Acquisitions such as these require us to assimilate the operations, products, technology and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. If we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. In addition, our profitability may suffer because of acquisition-related costs or impairment costs for acquired goodwill and other intangible assets, or undisclosed liabilities of the acquired business. The terms of our existing Silicon Valley Bank loan and security agreement restrict our ability to acquire other companies or their assets.

If we are required to raise additional funds, we may be unable to obtain these funds on terms acceptable to us or at all.

                The expansion and development of our business will require significant capital to fund our operating expenses, working capital needs and capital expenditures. During the next 18 months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, the net proceeds from this offering, cash flow from sales of our product and services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

                Future equity or debt financing may not be available to us on favorable terms or at all. The terms of our existing loan agreement with Silicon Valley Bank limit our ability to incur additional indebtedness. Future borrowing instruments, such as credit facilities and lease agreements, are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. If we raise additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders. Our inability to obtain additional capital on satisfactory terms may result in a delay or failure to develop and enhance our products, acquire new technologies or businesses, expand operations and hire and train employees.

Risks Relating to Our Industry

Intense competition and consolidation in our industry could limit our ability to attract and retain customers.

                The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, SAP expanded its competitive offerings through its acquisition of TopTier in March 2001. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

Downturns in the software market may decrease our revenue and margins.

                The market for our products depends on economic conditions affecting the broader software market. Downturns in the economy may cause businesses and governments to delay or cancel corporate portal projects, reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to or defer the budget for the purchase of our products or cease operations. This, in turn, may lead to longer sales cycles, delays or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has decreased in the past 24 months, and many of our customers and potential customers have experienced severe declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001, turmoil in the Middle East and significant volatility in the public equity markets have created an uncertain economic environment and we cannot predict the impact of these events, any future terrorist acts or any related military action, on our customers or business. We believe that, in light of these events, some businesses and governments may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve and maintain profitability.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

                New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. For example, version 4.51 of the Plumtree Corporate Portal, an updated UNIX version of the Plumtree Corporate Portal, the Plumtree Collaboration Server and the Plumtree Studio Server have been recently released commercially, increasing the risk of undetected defects or errors. Product release delays or product defects, including release delays or defects in version 4.51 of the Plumtree Corporate Portal, released in May 2002 as version 4.5WS, could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

If we fail to manage technological change, demand for our products and services will drop and our revenue will decline.

                The market for corporate portals is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies;
•	the technological life cycles of our products may end abruptly and, in any event, are difficult to estimate;
•	we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and
•	the price of the products and services we provide may decline as rapidly as, or more rapidly than, the price of any competitive alternatives, particularly if the unique features of our products become widely adopted through new technologies.

                We may not be able to effectively respond to the technological requirements of the changing market for corporate portals. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for these purposes in the future. Even if we successfully raise capital to develop new technologies, investments in these technologies may not result in commercially viable technological processes, or there may not be commercial applications for those technologies. If we do not develop and introduce new products and services, and achieve market acceptance in a timely manner, demand for our products and services will drop and our revenue will decline.

If we fail to adequately address our customer support demands, our ability to attract and retain customers will suffer.

                We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To meet these demands, we must develop and implement expanded customer support services to enable future sales growth. In addition, if we are successful in implementing our marketing strategy, we expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers’ expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. If we are unable to address these customer demands, our ability to attract and retain customers will suffer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                As of June 30, 2002, we had cash, cash equivalents and short-term investments totaling $62.8 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one year. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

                For the six months ended June 30, 2002, we earned approximately 17.8% of our revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                In December 2001, a former employee filed a lawsuit in the State Court in Philadelphia. The suit has been removed to the Federal Court in the Eastern District of Pennsylvania. The complaint alleges that the Company owes the former employee unpaid commissions and damages of approximately $636,000. The lawsuit is currently in the discovery phase. The Company believes it has meritorious affirmative defenses and intends to vigorously defend itself and pursue a counterclaim.

                On May 17, 2002 Datamize LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 owned by Datamize. Datamize, based in Florence, Montana describes itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize is seeking, among other things, injunctive relief and unspecified damages. Based on other communications by Datamize’s counsel, the Company expects Datamize may take further legal action against the Company with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to defend this lawsuit vigorously.

                The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                During the fiscal quarter ended June 30, 2002, we issued and sold the following unregistered securities:

                (1) In April 2002, we granted options to purchase an aggregate of 167,500 shares of our common stock at an exercise price of $12.60 per share. These transactions were effected under Rule 701 or, in the case of certain persons, Section 4(2) and Regulation S of the Securities Act.

                (2) In June 2002, we granted options to purchase an aggregate of 295,300 shares of our common stock at a weighted average exercise price of $7.05 per share. These transactions were effected under Rule 701 or, in the case of certain persons, Section 4(2) and Regulation S of the Securities Act.

                The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with any of the transactions set forth above in this Item 2.

                On June 3, 2002, a registration statement on Form S-1 (Commission File No.333-45950) was declared effective by the SEC, pursuant to which 5,000,000 shares of the Company’s common stock were offered and sold for the account of the Company at a price of $8.50 per share, generating gross offering proceeds of $42.5 million. In connection with the offering, the Company incurred $3.0 millionin underwriting discounts and commissions, and approximately $1.6 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $37.9 million. We intend to use the net proceeds of the offering to fund working capital, sales and marketing expenditures and research and development activities. We cannot predict whether the proceeds will be invested to yield a favorable return.

                The amounts that we actually expend for collateral requirements, capital expenditures and working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering. We also may use a portion of the net proceeds for the acquisition of businesses, products and technologies. We have no current agreements or commitments for acquisitions of any businesses, products or technologies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective as of March 21, 2002, the holders of a majority of our outstanding stock approved by written consent proposals to:

(1) Approve the following documents relating to our reincorporation in Delaware: (a) Agreement and Plan of Merger of Plumtree Software, Inc., a California corporation with and into Plumtree Software, Inc., a Delaware corporation, a wholly-owned subsidiary of Plumtree Software, Inc. (California); (b) Amended and Restated Certificate of Incorporation of Plumtree Software, Inc. (Delaware); and (c) Bylaws of Plumtree Software, Inc. (Delaware);
(2) Approve our 2002 Stock Plan;
(3) Approve our 2002 Employee Stock Purchase Plan; and
(4) Approve our 2002 Director Option Plan.

Effective as of May 10, 2002, the holders of a majority of our outstanding Series E Preferred Stock approved by written consent, a proposal to convert all Preferred Stock of the Company to Common Stock upon the completion of an initial public offering of shares at no less than $7.00 per share on or before August 10, 2002.

Item 5. Other Information

Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of June 30, 2002, no directors, officers or other employees had adopted Rule 10b5-1 trading plans. However, the Company believes that certain directors, officers and employees may establish such programs in the near future.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Amended and Restated Certificate of Incorporation of the Registrant (1)
4.1	Specimen common stock certificate (1)
4.2	Amendment No. 1 to Amended and Restated Investor Rights Agreement (1)
4.3	Warrant to purchase Series A Preferred Stock, dated April 8, 1997, issued to Lighthouse Capital Partners II, L.P. (1)
4.4	Warrant to purchase Series C Preferred Stock, dated April 20, 1998, issued to Silicon Valley Bank (1)
4.5	Warrant to purchase Series D Preferred Stock, dated April 2, 1999, issued to Silicon Valley Bank (1)
4.6	Warrant to purchase Series D Preferred Stock, dated Sept. 1, 1999, issued to Lighthouse Capital Partners III, L.P. (1)
4.7	Warrant to purchase Common Stock, dated April 27, 2000, issued to Lighthouse Capital Partners III, L.P. (1)
4.8	Warrant to purchase Common Stock, dated May 8, 2000, issued to The Procter & Gamble Company (1)
4.9	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)
4.10	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)
10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (1)
10.5*	2002 Director Option Plan, and form of agreements thereunder (1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.9*	Offer letter between the Registrant and John H. Kunze (1)
10.10*	Offer letter between the Registrant and Eric Borrmann (1)
10.11*	Offer letter between the Registrant and John Hogan (1)

10.12*	Offer letter between the Registrant and Jim Flatley (1)
10.13	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.14	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.15†	OEM Agreement, dated May 18, 2000, between the Registrant and Verity, Inc. (1)
10.16	Secured Promissory Note dated August 14, 2000 between the Company and Eric Borrmann.
10.17	Security and Pledge Agreement dated August 14, 2000 between the Company and Eric Borrmann.
23.2	Consent of Wilson Sonsini Goodrich & Rosati, Professional Corporation (included in Exhibit 5.1) (1)
27.1	Financial Data Schedule (1)
99.1	Certification of Chief Executive Officer and Chief Financial Officer

* Management contract or compensatory plan or arrangement.
†We obtained confidential treatment from the Securities and Exchange Commission for selected portions of this exhibit. The omitted portions were filed separately with the Commission.

(1) Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(b) Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.
(Registrant)

Dated: August 12, 2002	/s/ John H. Kunze John H. Kunze President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: August 12, 2002	/s/ Eric Borrmann Eric Borrmann Chief Financial Officer (Principal Financial Officer)