Form 10-Q
period 2002-09-30
PLUMTREE SOFTWARE INC
filed 2002-11-12
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31344

PLUMTREE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2303761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

500 Sansome Street, San Francisco, CA 94111
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 263-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

As of September 30, 2002 there were 29,427,497 shares of the Registrant’s common stock outstanding.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

September 30, 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of September 30, 2002	As of December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,427	$24,040
Short-term investments	37,383	—
Accounts receivable (net of allowance for doubtful accounts of $1,009 and $1,184, respectively)	15,461	17,857
Prepaid expenses and other current assets	2,328	1,252

Total current assets.	81,599	43,149
Property and equipment, net	2,757	2,934
Other assets	4,196	5,177

Total assets	$88,552	$51,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,722	$1,463
Accrued and other current liabilities	16,064	15,464
Deferred revenue	16,881	20,599
Current portion of capital lease obligations	38	254
Line of credit	—	1,600

Total current liabilities	34,705	39,380
Long-term capital lease obligations	103	103
Other long-term liabilities	448	334

Total liabilities	35,256	39,817
Commitments and contingencies (Note 1)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized – 16,981,528 shares; Outstanding – 0 shares and 16,580,830 shares, respectively	—	17
Common stock, $0.001 par value:
Authorized – 100,000,000 shares and 31,660,032 shares, respectively; Outstanding – 29,427,497 shares and 7,649,983 shares, respectively	29	8
Additional paid-in capital	99,064	61,916
Warrants	361	361
Notes receivable from stockholders	(674)	(674)
Deferred stock-based compensation	(4,191)	(8,301)
Accumulated other comprehensive income (loss)	20	(34)
Accumulated deficit	(41,313)	(41,850)

Total stockholders’ equity	53,296	11,443

Total liabilities and stockholders’ equity	$88,552	$51,260

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Licenses	$8,531	$13,536	$38,409	$39,258
Services and maintenance	9,147	7,050	25,030	19,438

Total revenue	17,678	20,586	63,439	58,696
Cost of revenue:
Licenses (1)	545	1,535	4,006	3,640
Services and maintenance	3,102	2,949	9,769	9,741
Amortization of stock-based compensation (2)	181	124	649	486

Total cost of revenue	3,828	4,608	14,424	13,867

Gross margin	13,850	15,978	49,015	44,829
Operating expenses:
Research and development	4,619	3,511	13,686	9,839
Sales and marketing	7,556	10,315	25,501	30,604
General and administrative	1,689	1,571	6,336	6,160
Restructuring charges	—	—	—	760
Aborted offering costs	—	—	—	1,643
Amortization of stock-based compensation (3)	706	736	2,631	3,097

Total operating expenses	14,570	16,133	48,154	52,103

Income (loss) from operations	(720)	(155)	861	(7,274)
Other income (expense), net:
Interest income, net	343	73	519	190
Other income (expense), net	(101)	133	(75)	66

Total other income, net	242	206	444	256

Income (loss) before income taxes	(478)	51	1,305	(7,018)
Provision for income taxes	411	—	768	—

Net income (loss)	$(889)	$51	$537	$(7,018)

Net income (loss) per common share:
Basic	$(0.03)	$0.01	$0.03	$(1.11)

Diluted	$(0.03)	$0.00	$0.02	$(1.11)

Weighted average common shares outstanding:
Basic	29,185	6,602	16,732	6,315

Diluted	29,185	26,971	29,589	6,315

(1)   During the three months and nine months ended September 30, 2002, the Company recorded non-cash amortization of acquired technology of $394 and $1,203, respectively. The Company did not record any amortization of acquired technology during the three months and nine months ended September 30, 2001.

(2) Amortization of stock-based compensation included in cost of revenue	181	124	649	486
(3) Amortization of stock-based compensation included in operating expenses:
Research and development	290	169	1,168	719
Sales and marketing	344	325	1,205	1,351
General and administrative	72	242	258	1,027

Total stock-based compensation included in operating expenses	706	736	2,631	3,097

Total stock-based compensation	$887	$860	$3,280	$3,583

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$537	$(7,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	624	1,076
Depreciation and amortization	1,372	1,319
Loss on disposal of property and equipment	214	—
Amortization of stock-based compensation	3,280	3,583
Acceleration of employee stock options	—	30
Amortization of acquired technology	1,203	—
Amortization of warrants issued for services	39	39
Changes in assets and liabilities:
Accounts receivable	1,772	(2,609)
Prepaid expenses and other current assets	(1,102)	2,698
Other assets	(235)	(425)
Accounts payable	259	802
Accrued and other current liabilities	600	3,980
Deferred revenue	(3,718)	2,913
Other long-term liabilities	114	292

Net cash provided by operating activities	4,959	6,680

Cash flows from investing activities:
Return of deposit	—	2,482
Purchases of property and equipment	(1,409)	(1,784)
Purchases of short-term investments	(38,931)	—
Proceeds from sale of short-term investments	1,703	—

Net cash provided by (used in) investing activities	(38,637)	698

Cash flows from financing activities:
Payments on capital lease obligations	(216)	(196)
Proceeds from line of credit	1,600	5,086
Payments on short term debt	—	(117)
Payments on line of credit	(3,200)	(2,567)
Net proceeds from initial public offering	37,945	—
Proceeds from issuance of common stock	64	111
Repurchases of common stock	(27)	(80)

Net cash provided by financing activities	36,166	2,237

Effect of change in exchange rates on cash and cash equivalents	(101)	164

Net increase in cash and cash equivalents	2,387	9,779
Cash and cash equivalents, at beginning of period	24,040	13,098

Cash and cash equivalents, at end of period	$26,427	$22,877

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$271	$—

Cash paid for interest	$94	$163

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information as of September 30, 2002
and for the three and nine months ended September 30, 2002 and 2001 is unaudited)

Note 1.    BACKGROUND AND BASIS OF PRESENTATION

The Company

          Plumtree Software, Inc., a Delaware corporation (the “Company”) was incorporated on July 18, 1996, and develops and markets infrastructure software and services that enable a business to deploy a corporate portal to information applications and Internet-based services.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s S-1 registration statement declared effective on June 3, 2002.

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

In some prior arrangements, the services that the Company provided were essential to the functionality of the software and can include:

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

          Prior to 2002 the Company had entered into several license arrangements where its services were estimated to be essential to the functionality of the software but the scope of the implementation had not yet been completed. The Company deferred recognition of all revenue from such arrangements until the scope of the implementation had been determined and a scope document was prepared. Upon finalization of the implementation scope, if the implementation services were essential to the functionality of the software, services and license revenues were recognized using the percentage of completion contract method. If the final scope documents results in implementation services were not essential to the functionality of the software, the software license fee was recorded as revenue and the non-essential services were recognized as the services were performed. Included in deferred revenue at December 31, 2001 was $7.1 million related to five arrangements for which the scope documents were not yet finalized and included in accounts receivable at December 31, 2001 was $4.9 million related to these arrangements. By the first quarter of 2002, several large implementations were successfully completed by third party systems integrators without material assistance from the Company. The Company expects the number of arrangements in which its services are deemed to be essential to a license sale will decrease in future periods. At September 30, 2002, there were no license arrangements included in deferred revenue where services to be provided by the Company were essential to functionality of the software.

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

          The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for the Year Ending December 31,				As of September 30, 2002

	2002	2003	2004	Total Cost Value	Total Fair Value

Taxable auction rate securities	$6,800	$1,500	$—	$8,300	$8,300
Commercial paper	2,991	1,487	—	4,478	4,478
Federal agencies	—	4,566	6,024	10,590	10,633
Corporate notes		—	13,860	13,860	13,972

Total	$9,791	$7,553	$19,884	$37,228	$37,383

          With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by either Moody’s of A-1 or higher, Fitch’s F-1 or higher or Standard & Poors of P-1 or higher.

          The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company considers all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Accrued Liabilities

                       Accrued liabilities consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Accrued commissions and bonus	$2,465	$4,471
Accrued sales taxes	1,886	1,551
Accrued vacation	1,347	1,101
Accrued royalties	675	1,058
Accrued third party software	940	—
Accrued other	8,751	7,283

	$16,064	$15,464

Litigation and Contingencies

          In December 2001, a former employee filed a lawsuit against the Company in the State Court in Philadelphia. Upon the Company’s motion, the suit has been removed to the Federal Court in the Eastern District of Pennsylvania. The complaint alleges that the Company owes the former employee unpaid commissions and damages of approximately

$636,000. The lawsuit is currently in the discovery phase. The Company believes it has meritorious affirmative defenses and is defending itself and pursuing a counterclaim and court ordered mediation phase.

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

          On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent office has dismissed the proceeding; however, Plumtree intends to appeal the dismissal. In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree and to (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

          In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain leasehold improvements during the lease term. The Company is currently attempting to renegotiate this lease agreement and is unable to determine the Company’s potential liability related to this matter. Management does not believe that the resolution of this matter will have a material impact on the Company’s results of operations.

          The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Royalties

          The Company entered into an arrangement in 1998 with a software provider to license that company’s software and include it in the Company’s software. This arrangement was amended in May 2000. The Company is required to pay a royalty fee computed as a percentage of net revenue, as defined in the agreement, generated from sales of its product. This agreement expires on May 18, 2003. For the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 the Company incurred royalty expense of approximately $88,000, $1.3 million $1.9 million and $3.0 million, respectively, related to this arrangement.

          The Company has entered into various license arrangements with other software providers to incorporate that software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and nine months ended September 30, 2002 the Company incurred royalty expense of approximately $171,000 and $980,000, respectively, related to these arrangements. For the three months and nine months ended September 30, 2001 the Company incurred royalty expense of approximately $199,000 and $644,000, respectively, related to these arrangements.

The Company classifies all royalty expenses, as described above, as cost of revenues.

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

          The following table presents the calculation of basic, diluted and pro forma net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(889)	$51	$537	$(7,018)
Basic:
Weighted average shares of common stock	29,425	7,258	17,051	7,368
Less: Weighted average shares subject to repurchase	(240)	(656)	(319)	(1,053)

Weighted average shares used in computing basic net income (loss) per common share	29,185	6,602	16,732	6,315

Basic net income (loss) per common share	$(0.03)	$0.01	$0.03	$(1.11)

Diluted:
Weighted average shares used above	29,185	6,602	16,732	6,315
Add: Weighted average shares subject to repurchase	—	656	319	—
Add: Net additional shares related to assumed option and warrant exercises under the treasury stock method	—	3,132	3,628	—
Add: Weighted average adjustment to reflect the effect of the assumed conversion of convertible preferred stock	—	16,581	8,910	—

Weighted average shares used in computing diluted net income (loss) per common Share	29,185	26,971	29,589	6,315

Diluted net income (loss) per common share	$(0.03)	$0.00	$0.02	$(1.11)

          The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Common stock subject to repurchase	207,142	—	—	589,490
Options to purchase common stock	8,628,262	2,077,400	1,818,625	6,417,892
Warrants	97,861	41,030	41,030	264,448
Preferred stock	—	—	—	16,580,830

Total	8,933,265	2,118,430	1,859,655	23,852,660

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which superceded APB Opinion No. 17, Intangible Assets.  SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. SFAS 142 was adopted on January 1, 2002 and had no impact on the Company’s financial condition or results of operations.

          In June and August 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), and 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. SFAS 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by saleSFAS 143 is effective for fiscal years beginning after June 15, 2002, and SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 was adopted on January 1, 2002 and did not impact the Company’s financial condition or results of operations. SFAS 143 will be adopted on January 1, 2003 and is not expected to have a material impact on the Company’s financial condition or results of operations.

          In November 2001, the staff of the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company adopted the Announcement beginning in 2002 and reclassified all prior year balances to conform to the policies outlined in this announcement. The Announcement had no impact on gross margin or net income but increased the Company’s services revenue and cost of services revenue.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

Note 2.    Segment Reporting

          Management has concluded that the Company only operates in one business segment. Revenues by geographic regions were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
North America	$14,251	$18,922	$53,308	$55,445
Other	3,427	1,664	10,131	3,251

Total	$17,678	$20,586	$63,439	$58,696

          For the nine months ended September 30, 2002 and 2001 no customer represented more than 10% of the Company’s total revenues.  For the three months ended September 30, 2002 one customer represented approximately 12.3% of the Company’s total revenues.  For the three months ended September 30, 2001 one customer represented approximately 10.0% of the Company’s total revenues.

Note 3.    Other Comprehensive Income (Loss)

          Other comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

          Other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(889)	$51	$537	$(7,018)
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	(48)	(122)	(100)	16
Change in accumulated unrealized gain on available-for-sale securities	177	—	155	—

Total comprehensive income (loss)	$(760)	$(71)	$592	$(7,002)

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

          In connection with the IPO, the Board of Directors and stockholders approved the reincorporation of the Company from the State of California into the State of Delaware. The Company effected the reincorporation on May 31, 2002.

          Upon the closing of the Company’s IPO, 16,580,830 shares of the Company’s convertible preferred stock converted into common stock. Due to the anti-dilutive provisions of the Company’s Series E convertible preferred stock, the holders of the outstanding shares of Series E convertible preferred stock received an additional 48,605 shares of common stock upon the completion of the IPO.

Note 5.    Line of Credit

          The Company had entered into a $7.5 million revolving line of credit with Silicon Valley Bank, which originally matured in March 2002, and was extended through August 2002. During the quarter ended September 30, 2002, the Company modified the line of credit agreement to decrease the original principal amount to $3.1 million and extended the maturity date through August 2003. To secure any outstanding loans, the Company has granted Silicon Valley Bank a security interest in its assets, including its accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. The Company draws down on this bank line from time to time. As of September 30, 2002, no amounts were outstanding under this facility. In addition, the Company has issued a letter of credit for $2.5 million, which is enforceable against the facility. We are prohibited from declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank.

Note 6.    Subsequent Event

          In October 2002, the Company undertook a workforce reduction resulting in an estimated restructuring charge of approximately $350,000 to $450,000 for the quarter ending December 31, 2002 which is primarily comprised of employee related termination costs.

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

Overview

General

          We develop, market and sell corporate portal software and related services for enterprises. Corporate portal software allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create and manage new information and services on the Web. From our inception in 1996 through the beginning of 1998, we were engaged primarily in developing and marketing our corporate portal product. In March 1998, we released version 1.0 of our flagship product, the Plumtree Corporate Portal, and subsequently released version 4.0 in October 2000, version 4.5 in September 2001 and version 4.51 in May 2002, released as version 4.5WS. As part of our strategy, we seek to continually enhance the functionality of our software. In 2002 we released the first of our server products, the Plumtree Collaboration, Plumtree Studio Server and the newly released Plumtree Content Server, which provide significant ancillary functionality to our portal platform.  As of September 30, 2002, we had an accumulated deficit of $41.3 million. We have historically incurred annual operating losses and we expect our results to fluctuate for the foreseeable future; accordingly we may be unable to continue to maintain operating profitability in future periods.

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

Amortization of Stock-Based Compensation

          In connection with stock option grants to our employees and directors, we recorded stock-based compensation totaling $20.3 million as of September 30, 2002. These amounts represent the difference between the exercise price and the deemed fair market value of our common stock for accounting purposes on the date we granted these stock options. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to earnings from operations over the vesting period of the options, generally four years. For the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, we recorded amortization of stock-based compensation expense of $887,000, $860,000, $3.3 million and $3.6 million. The amortization of the remaining stock-based compensation will result in additional charges to earnings from operations in 2002 and thereafter.

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

          At September 30, 2002, there were no license arrangements included in deferred revenue where services to be provided by us are essential to the functionality of the software. Given our recent experience in the nine months ended September 30, 2002, we have witnessed a significant increase in the number of qualified third party systems integrators who can successfully deploy large Plumtree implementations. Because of this, and the general maturation of our products and services, we expect the number of arrangements in which our services are deemed to be essential to a license sale will be infrequent in future periods.

          We provided a valuation allowance of $14.8 million against the entire net deferred tax asset as of December 31, 2001. The valuation allowance was recorded given the losses we incurred through the relevant date and our uncertainties regarding future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, a deferred tax benefit of $2.5 million would have been reflected in the consolidated statement of operations for the December 31, 2001.

          As described above, in connection with the granting of certain stock options, we recorded stock-based compensation charges representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months and the nine months ended September 30, 2001, we did not record any deferred stock-based compensation and we recognized $860,000 and $3.6 million of stock-based compensation expense. For the three months and the nine months ended September 30, 2002, we did not record any deferred stock-based compensation and we recognized $887,000 and $3.3 million of stock-based compensation expense. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock-based compensation could have been reported.

          We have provided an allowance for doubtful accounts of $1.0 million and $1.2 million as of September 30, 2002 and December 31, 2001 for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in an additional expense in the period such determination was made.

          In addition, we have capitalized the costs of certain purchased software. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported.  At September 30, 2002 the unamortized costs related to the purchased software was approximately $3.5 million and is included within other assets in the accompanying condensed consolidated balance sheets.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenue

          Revenue decreased to $17.7 million in the three months ended September 30, 2002 from $20.6 million in the three months ended September 30, 2001. Between these periods, license revenue decreased by a rate of 37% and services and maintenance revenue grew at a rate of 30%.

          Licenses. License revenue decreased to $8.5 million in the three months ended September 30, 2002 from $13.5 million in the three months ended September 30, 2001. The decrease in license revenue for the quarter ended September 30, 2002 over results for the comparable quarter in 2001 was due primarily to customers delaying purchasing decisions due to the current downturn in the overall software market, as well as the increase in deferred license revenue as compared to the prior quarter resulting from the inclusion of technical acceptance language in certain current quarter arrangements, offset by the introduction and initial market acceptance of our collaboration and studio server products.

          Services and Maintenance. Services and maintenance revenue increased to $9.1 million in the three months ended September 30, 2002 from $7.1 million in the three months ended September 30, 2001, primarily as a result of increased services and maintenance we provided to customers resulting from increased maintenance support renewals. Services revenue remained flat at $4.1 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.  Maintenance revenue increased to $5.0 million in the three months ended September 30, 2002 from $3.0 million in the three months ended September 30, 2001.

Cost of Revenue

          Licenses. Our cost of licenses consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of licenses decreased to $545,000 in the three months ended September 30, 2002 from $1.5 million in the three months ended September 30, 2001. Our cost of license revenue decreased in the three months ended September 30, 2002 as compared to the comparable quarter in 2001 primarily due to decreased royalty payments due to the shipment of version 4.5WS of our portal product, which incorporates proprietary technology not subject to royalty payments in replacement of certain functionality previously provided by third-party vendors.   The decrease in cost of licenses was partially offset by the amortization of acquired technology of $394,000 during the quarter ended September 30, 2002.

          Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance increased to $3.1 million in the three months ended September 30, 2002 from $2.9 million in the three months ended September 30, 2001. This increase was attributable primarily to the increase in headcount in our professional services and technical support departments. As of September 30, 2002, we had 69 professional services and technical support personnel as compared to 60 at September 30, 2001.

          Amortization of Stock-Based Compensation. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of this stock-based compensation related to cost of services for the quarters ended September 30, 2002 and 2001 were $181,000 and $124,000, respectively.

Operating Expenses

          Research and Development. Research and development expenses consist of the costs associated with new software development, including our in-house development staff and contract software developers. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers on a contractual basis. The costs for the development of new software products and substantial enhancements to existing software products that are eligible for capitalization have not been significant to date and, as such, are expensed as research and development costs in the period in which they are incurred. Research and development expenses increased to $4.6 million in the three months ended September 30, 2002 from $3.5 million in three months ended September 30, 2001, due to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. As of September 30, 2002, we had 115 employees in research and development as compared to 83 employees as of September 30, 2001.

          Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses decreased to $7.6 million in the three months ended September 30, 2002 from $10.3 million in the three months ended September 30, 2001 primarily as a result of lower commissions for our sales personnel resulting from reduced license invoicing and reduced marketing expenditures due to our increased focus on cost control. Marketing expenses decreased to $1.2 million in the three months ended September 30, 2002 from $1.4 million in the three months ended September 30, 2001. Sales expenses decreased to $6.4 million in the three months ended September 30, 2002 from $8.9 million in the three months ended September 30, 2001 due primarily to a $1.3 million decrease in sales commissions and a $1.3 million decrease related to the cancellation of certain employee rewards and sales meetings associated with our cost reduction measures, offset by the increase in headcount over the related periods. As of September 30, 2002, we had 134 employees in sales and marketing as compared to 109 employees as of September 30, 2001.

          General and Administrative. General and administrative expenses consist primarily of salaries for administrative, executive and finance personnel, bad debt, sales tax, facilities and information services costs. General and administrative expenses increased to $1.7 million in the three months ended September 30, 2002 from $1.6 million in the three months ended September 30, 2001, primarily as a result of the expansion of our administrative infrastructure to support our growth as a public company.   As of September 30, 2002, we had 28 general and administrative personnel as compared to 24 as of September 30, 2001.

          Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the quarters ended September 30, 2002 and 2001 were $706,000 and $736,000, respectively.

Other Income (Expense), Net

          Other income (expense), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations, including bank borrowings. The net balance of other income increased to $242,000 in the quarter ended September 30, 2002 as compared to a net balance of other income of $206,000 in the quarter ended September 30, 2001 primarily as a result of increased interest income off-set by a unfavorable result of foreign currency transactions. Interest income, net of expenses, increased to $343,000 for the three months ended September 30, 2002 from $73,000 for the comparable period in 2001 primarily from interest income from short-term investments. The effect of foreign currency transactions decreased to a loss of $(101,000) for the three months ended September 30, 2002 as compared to a gain of $133,000 for the comparable period in 2001.

Provision for Income Taxes

          We recorded an income tax provision of $411,000 for the third quarter of 2002 related to income taxes currently payable on commercial activity generated in foreign and domestic state tax jurisdictions. Given our losses incurred through September 30, 2002 and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Nine Months Ended September 30, 2002 and 2001

Revenue

          Revenue increased to $63.4 million in the nine months ended September 30, 2002 from $58.7 million in the nine months ended September 30, 2001. Between these periods, license revenue decreased by a rate of 2% and services and maintenance revenue grew at a rate of 29%.

          Licenses. License revenue decreased to $38.4 million in the nine months ended September 30, 2002 from $39.3 million in the nine months ended September 30, 2001. The decrease in license revenue for the nine months ended September 30, 2002 and for the comparable period in 2001 was due primarily to customers delaying purchasing decisions due to the current downturn in the overall software market, offset by the introduction and initial market acceptance of our collaboration and studio server products.

          Services and Maintenance. Services and maintenance revenue increased to $25.0 million in the nine months ended September 30, 2002 from $19.4 million in the nine months ended September 30, 2001, primarily as a result of increased maintenance support renewals. Services revenue decreased to $11.5 million in the nine months ended September 30, 2002 from $11.8 million in the nine months ended September 30, 2001 due to a reduction in billed expenses. Maintenance revenue increased to $13.5 million in the nine months ended September 30, 2002 from $7.6 million in the nine months ended September 30, 2001.

Cost of Revenue

          Licenses. Cost of licenses increased to $4.0 million in the nine months ended September 30, 2002 from $3.6 million in the nine months ended September 30, 2001. Our cost of license revenue increased in the nine months ended September 30, 2002 as compared to the comparable period in 2001 primarily due to the amortization of $1.2 million of acquired technology during that period and increased license sales, and was offset partially by decreased royalty payments due to the shipment of version 4.5WS of our portal product during period, which incorporates proprietary technology not subject to royalty payments in replacement of certain technology previously being provided by third-party vendors.

          Services and Maintenance. Cost of services and maintenance increased to $9.8 million in the nine months ended September 30, 2002 from $9.7 million in the nine months ended September 30, 2001. This increase was attributable primarily to increased headcount in our professional services department.

          Amortization of Stock-Based Compensation. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of this stock-based compensation related to cost of services for the nine months ended September 30, 2002 and 2001 were $649,000 and $486,000.

Operating Expenses

          Research and Development. Research and development expenses increased to $13.7 million in the nine months ended September 30, 2002 from $9.8 million in nine months ended September 30, 2001, due to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. We expect our research and development expenses to increase in future periods as we continue to develop new and enhance our existing software products.

          Sales and Marketing. Sales and marketing expenses decreased to $25.5 million in the nine months ended September 30, 2002 from $30.6 million in the nine months ended September 30, 2001 primarily as a result of reduced commissions for our sales personnel resulting from reduced licensed invoicing, reduced marketing expenditures due to the quiet period restriction imposed during our initial public offering, and our increased focus on cost control. Marketing expenses decreased to $3.7 million in the nine months ended September 30, 2002 from $5.2 million in the nine months ended September 30, 2001. Sales expenses decreased to $21.8 million in the nine months ended September 30, 2002 from $25.4 million in the nine months ended September 30, 2001 primarily related to a $2.6 million decrease in sales commissions and a $1.1 million decrease related to the cancellation of certain employee rewards and sales meetings associated with our cost reduction measures, offset by the increase in headcount over the related periods.

          General and Administrative. General and administrative expenses increased to $6.3 million for the nine months ended September 30, 2002 from $6.2 million for the nine months ended September 30, 2001.

          Aborted Offering Costs. Aborted offering costs represent a charge of approximately $1.6 million that we recorded in connection with the suspension of our efforts during the nine months ended September 30, 2001 to complete our initial public offering.

          Restructuring Charge. In connection with a workforce reduction and the abandonment of a leased facility we undertook in March 2001 in an effort to conserve our capital, we recorded a restructuring charge of $760,000 in the nine months ended September 30, 2001.

          Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses was $2.6 million for the nine months ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2001.

Other Income (Expense), Net

          Other income (expense), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations, including bank borrowings. The net balance of other income increased to $444,000 in the nine months ended September 30, 2002 as compared to a net balance of other income of $256,000 in the nine months ended September 30, 2001 primarily as a result of increased interest income offset by an unfavorable result of foreign currency transactions. Interest income, net of expenses, increased to $519,000 for the nine months ended September 30, 2002 from $190,000 for the comparable period in 2001 primarily from interest income from short-term investments. The effect of foreign currency transactions decreased to a loss of $(75,000) for the nine months ended September 30, 2002 as compared to a gain of $66,000 for the comparable period in 2001.

Provision for Income Taxes

          We recorded an income tax provision of $768,000 for the nine months ended September 30, 2002 related to income taxes currently payable on commercial activity generated in foreign and domestic state tax jurisdictions. Given our losses incurred through September 30, 2002 and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Liquidity and Capital Resources

          Since inception through 2000, we primarily financed our operations and capital expenditures through private sales of convertible preferred stock, with net proceeds of $36.5 million, as well as through bank loans and equipment leases. In 2001, we primarily financed our operations and capital expenditures through cash flow from our operations as well as through bank borrowings. In June 2002, we successfully completed our initial public offering resulting in net proceeds of $37.9 million. As of September 30, 2002, we had $63.8 million of cash and cash equivalents and short-term investments and $46.9 million in working capital.

          Our net cash provided by operating activities was $5.0 million and $6.7 million for the nine months ended September 30, 2002 and September 30, 2001. The increase in our net income between these periods was offset primarily by the decrease in deferred revenue and certain other working capital balances. The fluctuations in our deferred revenue and our accounts receivable are due principally to the significant size of some individual software licensing agreements. Our change in deferred revenue decreased to $(3.7 million) for the nine months ended September 30, 2002, from an increase of $2.9 million for the comparable period in 2001. Our change in accounts receivable increased to $1.8 million for the nine months ended September 30, 2002, from a decrease of $(2.6 million) for the comparable period in 2001. The uncollected portion of deferred revenue may have a material effect on days sales outstanding. Our change in prepaid expenses and other current assets decreased to ($1.1 million) for the nine months ended September 30, 2002, from an increase of $2.7 million for the comparable period in 2001.  Prepaid expenses are primarily related to advance payments made to technology vendors and insurance.

          Capital expenditures were $1.4 million and $1.8 million for the nine months ended September 30, 2002 and 2001. Our capital expenditures consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

          Our initial public offering of common stock raised net proceeds of $37.9 million during the nine months ended September 30, 2002. We did not raise proceeds from the sale of our preferred stock in 2001 or to date in 2002.

          We had entered into a $7.5 million revolving line of credit with Silicon Valley Bank, which originally matured in March 2002, and was extended through August 2002. During the quarter ended September 30, 2002, we modified the line of credit agreement to decrease the original principal amount to $3.1 million and extended the maturity date through August 2003. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. We draw down on this bank line from time to time. As of September 30, 2002, no amounts were outstanding under this facility. In addition, we have issued a letter of credit for $2.5 million, which is enforceable against the facility. We are prohibited from declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank.

          We expect to maintain our current operating expenses for the foreseeable future in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures.

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

          In June and August 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), and 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Under FASB 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. FASB 143 is effective for fiscal years beginning after June 15, 2002, and FASB 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 was adopted on January 1, 2002 and did not have a material impact on our financial condition or results of operations. SFAS 143 will be adopted on January 1, 2003 and is not expected to have a material impact on our financial condition or results of operations.

          In November 2001, the staff of the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement beginning in the quarter ended March 31, 2002 and reclassified all prior year balances in the accompanying consolidated statements of operations to conform to this announcement. The announcement had no impact on our gross margin or net income but increased our services revenue and cost of services revenue.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

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

          We have incurred substantial net losses in each year since our inception in July 1996. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. As of September 30, 2002, we had an accumulated deficit of approximately $41.3 million.

          Given the level of our planned operating and capital expenditures, we may incur losses and negative cash flows for the foreseeable future. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will never become profitable on an annual basis. Our ability to increase revenue and achieve and sustain profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to become profitable on an annual basis or to remain profitable would have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

          As a result of our limited operating history and the emerging nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our success depends upon our ability to continue to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers with substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of installation, modification and consulting fees and support and maintenance fees. Our services revenue has lower gross margin than our license revenue. If the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

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

          We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended September 30, 2002, our top 10 customers accounted for approximately 34% of our total revenue. Similarly, in each quarter over the last two years, generally a different customer has represented at least 10% of our total quarterly revenue. Our operating results and stock price could be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

          We generate our revenue from licenses of the Plumtree Corporate Portal and related products and services, including Plumtree Gadget Web Services, the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform. We expect that our portal product, and future upgraded versions of this product, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our product. For example, our future success depends in part on the widespread market acceptance of version 4.51 of our portal product, released in mid-year 2002 as version 4.5WS. If new and future versions of our products and services, including version 4.51 of the Plumtree Corporate Portal and our newly released Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our efforts to establish and maintain the Plumtree Corporate Portal as an enterprise-wide platform may fail and, as a result, our revenue may not increase and our ability to compete successfully may be impaired.

          We have expended, and plan to continue to expend, significant resources to establish our portal as an enterprise-wide platform for integrating an organization’s diverse systems and applications. To succeed, we must develop and market both enhancements to our Plumtree Corporate Portal and new products and services that expand its functionality. The Plumtree Collaboration Server and the Plumtree Studio Server, each released commercially in the first quarter of 2002 and our Content Server released in November 2002, are our most significant new product developments since the introduction of the Plumtree Corporate Portal. These and other new products may not achieve widespread market acceptance.

          Even if we are successful in establishing our portal as an enterprise-wide platform, we face, among others, the following risks:

•

We will likely face new and in many cases larger competitors, and some of our current system integrators and technology partners with whom we work closely may come to view our new products and services as competitive with their own products and services.

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

          As a result of our limited operating history, the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results.

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

          We have relationships with technology providers, such as Microsoft, Oblix, Verity, BEA and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software contains errors, we may lose customers or experience reduced market acceptance of our products.

          Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. Version 4.51 of our portal product has only recently been released, which increases the risk of undetected defects or errors. It is also possible that our products released commercially in the first quarter of 2002, the Plumtree Collaboration Server, the Plumtree Studio Server, as well as version 4.51 of our corporate portal product, released in May 2002 as version 4.5WS and the newly released Content Server, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we incorporate into our portal product, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors. Some of our Plumtree Corporate Portal customers require, or may require, enhanced modifications of our software for their specific needs. Modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers.

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

          Some of our customers, such as Bravida Geomatikk, Gymboree, Queensland Rail, Unilever, US Defense Finance and Accounting Service and the US Navy – Port Hueneme, are currently in a pre-deployment or preliminary stage of implementing our portal product and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our product.

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

          Recruiting and retaining qualified technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for specialized employees in our industry is intense, particularly in Northern California where our principal offices are located. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting personnel for technical, marketing, sales and administrative functions. Once hired, these people will need time to familiarize themselves with Plumtree and our business practices. We expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

Managing the growth of our operations will continue to strain managerial, operational and financial resources, and if we are unable to do so our business and operating results could be harmed.

          The planned expansion of our operations and corresponding reduction in headcount will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors, including our ability to rapidly:

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

          We have expanded our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 7.2% of our total revenue during 2000, 8.6% of our total revenue during 2001 and approximately 16.0% of our revenue in the nine months ending September 30, 2002. If we are unable to continue to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow or undermine our overall growth.

          We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, South Korea, Australia and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. However, even if we successfully expand our international operations and successfully modify our products, there can be no assurance that we will be able to maintain or increase international market demand for our products.

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

          The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, SAP expanded its competitive offerings through its acquisition of TopTier in March 2001 and in October 2002 Vignette announced its acquisition of Epicentric, Inc. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

Downturns in the software market may decrease our revenue and margins.

          The market for our products depends on economic conditions affecting the broader software market. Downturns in the economy may cause businesses and governments to delay or cancel corporate portal projects, reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to or defer the budget for the purchase of our products or cease operations. This, in turn, may lead to longer sales cycles, delays or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has decreased in the past 24 months, and many of our customers and potential customers have experienced severe declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001, turmoil in the Middle East and significant volatility in the public equity markets have created an uncertain economic environment and we cannot predict the impact of these events, any future terrorist acts or any related military action, on our customers or business. We believe that, in light of these events, some businesses and governments may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability on an annual basis.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

          New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. For example, version 4.51 of the Plumtree Corporate Portal, an updated UNIX version of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server have been recently released commercially, increasing the risk of undetected defects or errors. Product release delays or product defects, including release delays or defects in version 4.51 of the Plumtree Corporate Portal, released in May 2002 as version 4.5WS, could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of September 30, 2002, we had cash, cash equivalents and short-term investments totaling $63.8 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one year. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

          For the nine months ended September 30, 2002, we earned approximately 16.0% of our revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES

          During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended).  Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Plumtree is made known to them by others within the Company during the period in which this Report of Form 10-Q was being prepared.  There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

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

          On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent office has dismissed the proceeding; however, Plumtree intends to appeal the dismissal. In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree and to (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

          The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          On June 3, 2002, a registration statement on Form S-1 (Commission File No.333-45950) was declared effective by the SEC, pursuant to which 5,000,000 shares of the Company’s common stock were offered and sold for the account of the Company at a price of $8.50 per share, generating gross offering proceeds of $42.5 million. In connection with the offering, the Company incurred $3.0 million in underwriting discounts and commissions, and approximately $1.6 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $37.9 million. We intend to use the net proceeds of the offering to fund working capital, sales and marketing expenditures and research and development activities. We cannot predict whether the proceeds will be invested to yield a favorable return.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of September 30, 2002, no directors, officers or other employees had adopted Rule 10b5-1 trading plans. However, the Company believes that certain directors, officers and employees may establish such programs in the near future.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.3	Warrant to purchase Series A Preferred Stock, dated April 8, 1997, issued to Lighthouse Capital Partners II, L.P. (1)

4.6	Warrant to purchase Series D Preferred Stock, dated Sept. 1, 1999, issued to Lighthouse Capital Partners III, L.P. (1)
4.7	Warrant to purchase Common Stock, dated April 27, 2000, issued to Lighthouse Capital Partners III, L.P. (1)
4.8	Warrant to purchase Common Stock, dated May 8, 2000, issued to The Procter & Gamble Company (1)
4.9	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)
4.10	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)
10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder
10.5*	2002 Director Option Plan, and form of agreements thereunder (1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.9*	Offer letter between the Registrant and John H. Kunze (1)
10.10*	Offer letter between the Registrant and Eric Borrmann (1)
10.11*	Offer letter between the Registrant and John Hogan (1)
10.12*	Offer letter between the Registrant and Jim Flatley (1)
10.13	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.14	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.15†	OEM Agreement, dated May 18, 2000, between the Registrant and Verity, Inc. (1)
10.16	Secured Promissory Note dated August 14, 2000 between the Company and Eric Borrmann (2)
10.17	Security and Pledge Agreement dated August 14, 2000 between the Company and Eric Borrmann (2)
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

* Management contract or compensatory plan or arrangement.
†  We obtained confidential treatment from the Securities and Exchange Commission for selected portions of this exhibit. The omitted portions were filed separately with the Commission.

(1) Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2) Incorporated by reference to Exhibits filed with the Registrants 10Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).

(b) Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.
(Registrant)

Dated: November 12, 2002	/s/ JOHN H. KUNZE

John H. Kunze President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: November 12, 2002	/s/ ERIC BORRMANN

Eric Borrmann Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Kunze, certify that:

	1.	I have reviewed this quarterly report on Form 10-Q of Plumtree Software, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)
		c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

		b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

			By:	/s/ JOHN KUNZE

			Name:	John Kunze
			Title:	Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Borrmann, certify that:

	1.	I have reviewed this quarterly report on Form 10-Q of Plumtree Software, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)
		c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

		b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

			By:	/s/ ERIC BORRMANN

			Name:	Eric Borrmann
			Title:	Chief Financial Officer