Form 10-K
period 2002-12-31
PLUMTREE SOFTWARE INC
filed 2003-03-24
CIK 1035656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31344

Plumtree Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2303761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

500 Sansome Street, San Francisco, CA 94111

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 263-8900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting Common Stock held by non-affiliates of the Registrant was $72,714,187.

The number of shares outstanding of the issuer’s common stock as of February 28, 2003 was 29,949,666.

PLUMTREE SOFTWARE, INC.

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2003.

PART I

Item 1.    Business

Overview

We develop, market and sell corporate portal, collaboration, content management and search software and related services for enterprises. These technologies work together in an online work environment that we call the Enterprise Web. The Enterprise Web offers customers a foundation for building Web applications more quickly, and at a lower cost. Our Enterprise Web solution allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create new information and services. Our software also supports a wide range of online business processes, so users can complete tasks more efficiently. For example, using our solution, a company’s employees can send e-mail, read competitive news or update a sales database, accessing multiple systems in one experience. Supervisors can also use our solution to assign projects and approve expenses. Similarly, a company’s customers can use our portal to search for support articles, participate in online discussions or access billing information.

We believe that the range of resources that our software can integrate, and our proprietary Internet technology for performing this integration for hundreds of thousands of users, differentiate our solution from those of our competitors and create significant value for our customers. We also provide professional services and training, and maintenance and support services to our customers. Since 1997, we have licensed our software to more than 450 customers across a broad range of industries and government.

Strategy

Plumtree’s mission is to create a comprehensive Web environment for employees, customers and partners across an enterprise to interact with different systems and work together. Plumtree’s Enterprise Web solution consists of integration products for bringing resources from traditional systems together on the Web, foundation services such as collaboration, content management and search for building new Web applications, and a portal platform for delivering these Web applications to broad audiences. Plumtree’s independence and its Web Services Architecture allow this solution to span rival platforms and systems, maximizing customers’ return on their existing investments. Key elements of our Enterprise Web strategy include:

Establishing the Plumtree Corporate Portal as an Enterprise Platform

We intend to establish the Plumtree Corporate Portal as the primary platform for aggregating an organization’s existing information and services, and for creating new Web-based information and services. To accomplish this objective, we seek to maximize the range of software applications integrated into our platform using open technologies. As our solution is adopted by our customers as an enterprise-wide Web platform, businesses can use our platform to author new documents, build new applications and create new Web-based business processes. The extensive adoption of our platform will provide us greater revenue opportunities.

Developing New Products To Address Customer Needs

We believe our portal provides a cost-effective platform for delivering new Web applications to broad audiences. Accordingly, we intend to build additional software products related to our portal platform. We believe that new product releases will increase our revenue opportunities with each customer and allow us to compete even more effectively.

Products

Our products empower organizations to create an open, enterprise-wide Web environment for people to interact with applications, find information and work together. We call this environment the Enterprise Web. The Enterprise Web provides a common framework for delivering and managing Web applications, and a set of services designed to overcome traditional technical and organizational boundaries—for integrating systems, managing knowledge, supporting collaboration and rationalizing security across a business.

To support the Enterprise Web, Plumtree offers three product lines:

•	Plumtree Corporate Portal: the user experience and administrative framework for the Enterprise Web.

•	Integration Web Services: products that bring to the Enterprise Web resources from existing systems.

•	Server Products: products for building Enterprise Web applications, including content management, collaboration and search.

The Plumtree Corporate Portal

The Plumtree Corporate Portal is the primary user experience for the Enterprise Web. The portal provides a powerful enterprise-wide arena for employees, partners and customers to interact with documents, applications, and one another. The portal integrates content, applications, search and security from other systems through Plumtree’s integration products, and delivers capabilities such as collaboration, content management and single sign-on through Plumtree’s server products. The platform also hosts the main portal user experiences: the personalized and community portal pages, the enterprise-wide Document Directory and Web-based administration.

The Plumtree Corporate Portal’s primary end-user benefit is that it allows everyone in an organization to use applications and find documents on their own, in one place. By empowering users to meet their own information technology needs, the portal lowers support and training costs, and improves enterprise productivity and customer service. By providing a single managed environment for integrating dozens or hundreds of intranets, extranets and Web-enabled applications, the portal also lowers development costs, simplifies maintenance and ensures that users can find all the electronic resources being created across the enterprise. The portal’s primary benefit for information technology groups is that it allows organizations to build Web applications at lower cost, more quickly, using the content management, collaboration and search resources available within Plumtree’s Enterprise Web solution.

By using industry-standard Internet protocols to assemble all the resources available in the portal, the portal lowers the cost of integrating heterogeneous systems. At the center of this architecture is our Parallel Portal Engine that uses the Internet to communicate with other systems. Designed from the outset to communicate with Web services running on different platforms and networks, the parallel engine is the only integration infrastructure that has proven its ability to communicate with thousands of systems through Internet protocols, making a portal to heterogeneous resources available for hundreds of thousands of users.

Plumtree Integration Web Services

Plumtree Software’s integration products bring together on the Web, electronic resources from across the enterprise, introducing traditional systems to broader audiences, and increasing an enterprise’s return on investment. As an independent Enterprise Web vendor, Plumtree is better positioned to span rival platforms and applications than the vendors of those systems.

Plumtree’s four types of integration products go beyond simple views of other applications to combine the full range of corporate systems within in the Enterprise Web:

•	Plumtree Portlets for integrating enterprise applications and delivering new services in portal pages;

•	Crawler Web Services for identifying content in file systems, databases and Web sites to be indexed and categorized in the Enterprise Web’s knowledge management system;

•	Authentication Web Services for synchronizing the Enterprise Web’s security system with traditional systems of record, including common directories and Windows domains;

•	Search Web Services for federating searches from the Enterprise Web to indexes maintained by third-party search engines.

Plumtree Server Products

Plumtree’s Server Products offers a set of services for creating rich Web experiences within the portal:

Plumtree Content Server

Plumtree Content Server 4.1 is our portal content management system, bringing intranet, extranet and Internet sites into the Enterprise Web’s global framework for security, navigation and knowledge management. Content Server allows portal users across a business to publish content such as win-loss reports, technical support articles, corporate communications announcements, product specifications and market updates—all in a controlled, consistent way. The result is a portal that everyone can use to route or share information. Thoroughly integrated into the portal over the past year, the technology in Plumtree Content Server 4.1 has been battle-tested at dozens of customer sites.

We believe Plumtree’s commitment to content management is unique in the portal industry. For customers that have already deployed content management systems, Plumtree offers integration with Documentum, Interwoven, FileNET, Lotus, Open Text and Stellent, embedding the administrative tools in the portal as Plumtree portlets, and indexing and categorizing the content through Crawler Web Services.

Plumtree Collaboration Server

Plumtree Collaboration Server 2.0 allows portal users to collaborate on projects—setting schedules, sharing documents and exchanging ideas. Designed to integrate with the Plumtree Corporate Portal, Collaboration Server combines a view of active projects with all the other resources integrated in the portal, including e-mail and sales reports, telephone directories and competitive news. The result is an Enterprise Web environment that employees, partners and customers can use as a working platform for project teams and business units.

With an administrative environment for managing announcements, calendars, schedules, documents and discussions, Collaboration Server provides a comprehensive solution for driving projects to completion. For example, tasks can require documents to be uploaded for team review; those documents can be a topic for online discussions; and these discussions can trigger an e-mail notification. Collaboration Server’s integration with the Plumtree Corporate Portal allows project members to monitor their involvement with multiple projects from personalized portal pages.

Plumtree Search Server

Plumtree Search Server indexes content throughout the Enterprise Web, including project documents stored by Collaboration Server, Web pages managed by Content Server and content indexed from file systems, Web sites and document databases, into the portal’s Document Directory. Based on years of experience with search as enterprise application, Plumtree offers search technology with enterprise-class security, scalability, reliability and ease-of-administration. This search technology is closely integrated with all the other systems in the Enterprise Web, freeing administrators from having to separately secure and manage a search index.

Search Server relies on the Enterprise Web’s identity management to store users’ access privileges in the content index, ensuring that searches are secure. Search Server maintenance tasks are scheduled through the portal’s Automation Server, which queues all asynchronous activity in the Enterprise Web, thereby automating administration. Crawler Web Services scan a wide range of repositories outside the Enterprise Web for information to index in Search Server’s collections, and the portal’s document directory provides a visualization, subscription and administration framework for publishing and categorizing indexed content.

Plumtree Studio Server

Plumtree Studio Server enables portal managers to create applications for the portal such as telephone lists, work order processes, calendars and surveys, without any coding. Known as portlets, the portal applications that Studio Server builds feature a user interface, application logic, and a database. By empowering portal managers to quickly develop numerous portlets quickly, Studio Server lowers the cost of deploying new services through the portal, and empowers portal managers to populate their own sites within the portal without involving developers.

Plumtree Wireless Device Server

Customers can retrieve portal resources from virtually anywhere by using the Wireless Device Server, that allows users to access supported Plumtree portlets from mobile devices such as WAP-enabled mobile phones, wireless-enabled Palm™ handheld computers, and BlackBerry™ wireless handhelds. The Wireless Device Server supports the world’s major wireless Internet formats, including Wireless Markup Language (WML), Handheld Device Markup Language (HDML) and Hypertext Markup Language (HTML). Using the Wireless Device Server, end-users can access to interactive services from multiple enterprise applications in a single place. Because the Plumtree Corporate Portal already authenticates against a wide range of applications and extracts the most useful resources from those applications based on a user’s needs, the portal is an ideal platform for brokering corporate electronic resources to wireless devices.

Services

In addition to offering infrastructure software, we offer customers, systems integrators and technology vendors deployment and support services.

Professional Services

We offer professional services to deploy our solution at customer sites, and to train our alliance members, including technology vendors and systems integrators. Our consultants participate in joint deployments with systems integrators, increasing our capacity to deploy at a large number of customer sites.

Customer Care Services

We provide customer care through technical support and assigned account managers. We offer E-mail and telephone technical support for customers and alliance members worldwide through our support centers in San Francisco and London 24 hours per day, seven days per week. Customers, systems integrators and technology vendors may also receive technical support through Plumtree’s support portal, which is a deployment of our own portal software. Plumtree also offers premium support, which includes developer support, dedicated account management and on-site support.

Training Services

We offer a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise. Offered both at customer sites and at training centers in various cities, these classes train individuals from customer and alliance member organizations.

Customers

We have licensed our products to over 450 customers. Our clients represent a broad spectrum of public and private enterprises. For the year ended December 31, 2002 no single customer accounted for 10% or more of our net revenue.

Sales and Marketing

We pursue accounts using our direct sales force and through systems integrators and independent software vendors. We focus our sales activities on large businesses and government organizations.

As of December 31, 2002, our sales organization consisted of 92 managers, account executives, channel managers and product consultants, divided into six teams. We have sales representatives throughout the United States, Europe and Asia Pacific, located in major metro areas such as Amsterdam, Atlanta, Boston, Chicago, Dallas, Denver, London, Los Angeles, Minneapolis, Frankfurt, New York, Paris, San Francisco, Seattle, Seoul, Singapore, Stockholm, Sydney, Tokyo and Washington D.C.

Our marketing and technology alliances efforts are conducted by a team that, as of December 31, 2002, consisted of 15 professionals. The marketing organization is generally responsible for product positioning, product direction, communications, field events and sales tools. The product management team drives product direction, technical marketing and competitive analysis. We generate sales leads from communications programs that include our Web site, public relations, online and local seminars, tradeshows and events.

Technology

The Plumtree Corporate Portal is based on Web services technologies and a parallel engine designed to assemble those services in an enterprise solution.

To scale to meet the needs of a large number of users who each require the integration of many Web services in a personalized, secure way, we have developed the parallel portal engine, which sends requests to multiple Web services in parallel through Hypertext Transfer Protocol (HTTP). Our engine can retrieve content from a large number of Web services, optimizing the number of network sockets and computing threads required for these requests. If, for example, a portal page embeds a Gadget Web Service for listing e-mail messages that takes one second to prepare, an inventory report Gadget Web Service that takes one second to prepare and an industry news Gadget Web Service that takes one second to prepare, the parallel portal engine assembles the page in approximately one second, instead of three, even if each Web service is hosted on an entirely different platform. This approach is also designed to be fault-tolerant, as Gadget Web Services operating on separate computers cannot interfere with one another or with the portal’s main Web server. Features of our parallel engine include:

•	Request chaining: the parallel engine combines multiple HTTP requests into a single virtual request, reducing the number of network sockets opened and closed, and improving performance.

•	Thread conservation: traditional HTTP libraries use a separate computing thread for each HTTP request, which quickly exhausts the memory of a system that may have to open thousands of HTTP requests per second. The parallel engine opens multiple HTTP requests using one thread, increasing performance.

•	Address caching: the parallel engine stores in memory the addresses of computers hosting portal Web services, avoiding time-consuming address requests from a domain name server.

•	Time-outs: because our Internet architecture isolates faults on separate computers, the engine can bypass Web services that fail to return a result within an administrator-configured time-frame. The portal displays a cached result or an error message where that Web service would have surfaced to the user, without causing the entire portal to fail or wait indefinitely, increasing the portal’s overall quality-of-service.

•	Load-balancing: the parallel engine balances loads against multiple instances of the same Web service, re-directing requests when one instance is overtaxed or fails. The portal recognizes when a portal function requires an extended connection with a particular Web service that stores information in memory while responding to the function. The portal’s load-balancing is designed to eliminate the need to purchase separate load-balancing equipment for communications between the portal and its component Web services.

•	Secure Sockets Layer: the parallel engine is designed to support optimized communications through the Secure Sockets Layer, for secure connections to thousands of Web services.

Plumtree Web Services Architecture

Plumtree’s Web Services Architecture is based on our use of Internet standards such as HTTP, Simple Object Access Protocol (SOAP), Universal Description Discovery and Integration (UDDI) and Extensible Mark-up Language (XML). Through the use of these protocols, we can integrate applications, content, security and search services. Plumtree offers a parallel engine for high-performance, enterprise-scale communications using these standards. We believe we offer the first enterprise solution in which all integration is based on Web services standards, and that this architecture offers customers greater flexibility, reduced development costs and maximum reliability. Because it can broker resources across different platforms and networks, the Plumtree Corporate Portal can integrate a wide range of resources from other systems, broadening the range of end users our products can serve.

Research and Development

Since inception, we have devoted significant resources to develop our products and technology. We believe our future success depends in large part on continuing innovation and rapid development. Our engineering organization is responsible for product architecture and technology, engineering and quality assurance. As of December 31, 2002, our engineering organization consisted of 105 employees. For the years ended December 31, 2002, 2001 and 2000 our research and development expenses totaled approximately $18.1 million, $14.1 million and $7.6 million. We expect to continue to devote substantial resources to our research and development activities.

Competition

The market for our product is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs and new product introductions.

We compete principally on the basis of:

•	product features, quality and performance;

•	interoperability of our solution with existing applications, content repositories and security systems;

•	number, size and satisfaction of customers;

•	range of applications that customers can build on our solution; and

•	strength of sales and services channels.

We believe we compete favorably with our competitors on the basis of these factors.

Some established software vendors, such as PeopleSoft, SAP and Siebel, are Web-enabling traditional client-server applications, which in some cases are being labeled as portal applications. Prospective customers who require only a Web view of their applications may not need an Enterprise Web solution and may be satisfied with this category of products. Some established software vendors, such as BEA, IBM and Microsoft, are offering portal products portal-building infrastructure. Since many prospects already license other software from these vendors, a customer-vendor relationship already exists. We also face competition from information technology departments of potential customers that have developed or may develop in-house technologies that may substitute for those offered by us. We expect these internal development initiatives will continue to be a source of competition. We also face competition from emerging software companies. These companies generally offer products that could substitute for those offered by us.

We expect to face increased competition in the future from our current competitors. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed customer base, any of which could provide them with a significant competitive advantage. We expect that the rapid evolution of Internet-based software applications and standards will require us to adapt our software products to remain competitive. If we are unable to compete successfully, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins, either of which could harm our business, results of operations and financial condition.

We may be unable to successfully compete against current and future competitors, and competitive pressures we face may harm our business, prospects, operating results and financial condition.

Employees

As of December 31, 2002, we had 294 full-time employees, of whom 250 were based in North America and 44 were based in Europe and Asia Pacific. Of those employees, 107 were in sales and marketing, 105 were in engineering, 58 were in professional services, technical support and training, and 24 were in finance, human resources, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage, and we consider our relations with our employees to be good.

Public Filing

Our Internet address is www.plumtree.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with the SEC.

Item 2.    Properties

Our principal headquarters facility is located in approximately 43,000 square feet of office space in San Francisco, California under leases expiring at various dates through 2006. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

In December 2001, a former employee filed a lawsuit in the State Court in Philadelphia. The suit was removed to the Federal Court in the Eastern District of Pennsylvania. The complaint alleged that the Company owed the former employee unpaid commissions and related damages. This lawsuit was settled out of court in December 2002.

On May 17, 2002 Datamize LLC filed a lawsuit against Plumtree in the United States District Court for the District of Montana alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” we infringe U.S. Patent Number 6,014,137 owned by Datamize. Datamize, based in Florence, Montana describes itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize is seeking, among other things, injunctive relief and unspecified damages. We filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California (“Motion”). In November 2002, a U.S. Magistrate recommended that our motion to dismiss be granted and the motion to transfer be dismissed as moot. Datamize has filed objections to this recommendation, and the matter is currently before the court. In December 2002, Plumtree filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). We are seeking a declaratory judgment that we do not infringe any valid claim of the ‘137 patent. The parties have stipulated that Datamize’s response to the complaint will be due after the Montana Court rules on the Motion. Based on other communications by Datamize’s counsel, we expect Datamize may take further legal action against us with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, we do not believe it is infringing any valid patent claim of Datamize and intends to defend this lawsuit vigorously.

On November 13, 2001, Plumtree commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, Plumtree has requested a reconsideration of the dismissal and has filed an appeal of the dismissal with the Swiss Patent Office’s Appeals Board. In addition, we and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree and to (ii) bar Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner.

The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

Various other legal claims arising in the normal course of business have been brought or threatened against us. Management believes that the ultimate resolution of these threatened actions or pending matters will not have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “PLUM” and has been traded on Nasdaq since our initial public offering on June 4, 2002. According to the records of our transfer agent, we had 211 stockholders of record as of December 31, 2002. The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each of the quarters since our initial public offering:

	Low Sale Price	High Sale Price
2002:
Fourth Quarter	$1.98	$3.07
Third Quarter	2.60	4.49
Second Quarter (from June 4, 2002)	4.30	8.50

Proceeds of Our Initial Public Offering

On June 3, 2002, a Registration Statement on Form S-1 (Commission File No. 333-45950) relating to our initial public offering was declared effective by the SEC. The net proceeds to us from the offering were approximately $37.9 million after deducting underwriting discounts and commissions and other expenses related to the offering.

We have used and intend to continue to use the net proceeds of our public offerings for working capital and general corporate purposes, including the expansion of our marketing and sales activity and capital expenditures. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive developments, marketing and sales activities and market acceptance of our services, and the rate of growth, if any, of our business. Pending use for these or other purposes, we intend to invest the available proceeds of the offerings in short-term, interest-bearing investment-grade securities.

Item 6.    Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2002, 2001, 2000, 1999 and 1998, are derived from our audited consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The following data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Revenue	$82,919	$81,473	$35,111	$3,367	$181
Gross margin	64,761	62,350	20,758	2,107	162
Income (loss) from operations	2,852	(7,132)	(22,046)	(6,879)	(3,810)
Net income (loss)	2,390	(7,805)	(21,683)	(7,030)	(3,782)
Net income (loss) per share, basic	$0.12	$(1.21)	$(3.97)	$(1.78)	$(1.08)
Net income (loss) per share, diluted	$0.08	$(1.21)	$(3.97)	$(1.78)	$(1.08)
Cash and cash equivalents and short-term investments	65,322	24,040	13,098	2,344	1,574
Working capital	49,185	3,769	5,102	2,406	1,366
Total assets	90,722	51,260	38,001	5,600	2,100
Long-term liabilities	454	437	368	328	403
Total stockholders’ equity	55,352	11,443	10,362	2,717	1,296

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies are as follows:

•	software revenue recognition;

•	allowance for doubtful accounts;

•	valuation allowance against deferred tax assets;

•	assessing the realizability of capitalized acquired technology; and

•	determination of the fair value of options granted to employees.

Software Revenue Recognition

Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Acceptance: Our typical end user license agreement does not include customer acceptance provisions. If the arrangement specifies acceptance provisions, we defer the revenue until the earlier of written acceptance is received from the customer or the customer’s acceptance rights expire.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and is on standard payment terms. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognizes the revenue upon cash collection.

Prior to 2002, we entered into several license arrangements where our services were estimated to be essential to the functionality of the software but the scope of the implementation had not yet been completed. We deferred recognition of all revenue from such arrangements until the scope of the implementation had been determined and a scope document was prepared. Upon finalization of the implementation scope, if the implementation services were determined to be essential to the functionality of the software, services and license revenues were recognized using the percentage of completion method. If the final scope documents resulted in implementation services that were not essential to the functionality of the software, the software license fee was recorded as revenue and the non-essential services were recognized as the services were performed. Included in deferred revenue at December 31, 2000 was $6.2 million related to six arrangements for which the implementation scope was not yet finalized. Included in deferred revenue at December 31, 2001 was $7.1 million related to five arrangements for which the scope documents were not yet finalized. At December 31, 2002, there were no license arrangements included in deferred revenue where services to be provided by us were estimated to be essential to the functionality of the software.

Allowance for Doubtful Accounts

We have provided an allowance for doubtful accounts of $754,000 and $1.2 million as of December 31, 2002 and 2001 for estimated losses resulting from the inability of our customers to make their required payments.

The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. Unless specific indications arise earlier, we review any invoice greater than 120 days past due to determine if an allowance is appropriate based on the risk category. In addition, we maintain a general reserve for all invoices billed, and not included in the specific reserve, by applying a percentage based on each 30-day age category. For unbilled invoices we generally apply a percentage to the entire balance. In determining these percentages, we analyze our historical collection experience and current economic trends.

In calculating the specific reserve, we identify specific high-risk accounts where collection is deemed unlikely. In calculating the general reserve, we reduce the gross accounts receivable balance by any specific reserves. The remaining balance is segregated into 30-day aged categories and a reserve percentage is applied to each category. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

Valuation Allowance Against Deferred Tax Assets

We provided a valuation allowance of $7.2 million against the entire net deferred tax asset as of December 31, 2002. The valuation allowance was recorded given the accumulated losses we have incurred and uncertainties regarding our future operating profitability and taxable income.

Assessing the Realizability of Capitalized Acquired Technology

We have capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At December 31, 2002, the unamortized costs related to the purchased software were approximately $3.1 million and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods prior to our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the year ended December 30, 2001, we recorded $4.4 million of deferred stock-based compensation and we recognized $4.5 million of stock-based compensation expense. For the year ended December 31, 2002, we did not record any deferred stock-based compensation and we recognized $3.5 million of stock-based compensation expense. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$2,390	$(7,805)	$(21,683)
Add: Stock-based employee compensation expense included in net income (loss)	3,500	4,527	4,920
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,377)	(6,618)	(5,567)

Pro forma net loss under SFAS 123	$(487)	$(9,896)	$(22,330)

Net income (loss) per common share—basic:
As reported under APB 25	$0.12	$(1.21)	$(3.97)

As reported under SFAS 123	$(0.02)	$(1.53)	$(4.09)

Net income (loss) per common share—diluted:
As reported under APB 25	$0.08	$(1.21)	$(3.97)

As reported under SFAS 123	$(0.02)	$(1.53)	$(4.09)

Results of Operations

The following table sets forth the statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2002	2001	2000
Revenue:
Licenses	59.8%	66.3%	68.4%
Services and maintenance	40.2	33.7	31.6

Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of licenses	5.8	6.2	7.4
Cost of services and maintenance	15.3	16.5	31.4
Amortization of stock-based compensation	0.8	0.8	2.1

Total cost of revenue	21.9	23.5	40.9
Gross margin	78.1	76.5	59.1
Operating expenses:
Research and development	21.9	17.4	21.7
Sales and marketing	40.1	49.6	67.7
General and administrative	8.7	10.5	20.6
Aborted offering costs	—	2.0	—
Restructuring charge	0.5	0.9	—
Amortization of stock-based compensation	3.4	4.8	11.9

Total operating expenses	74.6	85.2	121.9
Operating income (loss)	3.5	(8.7)	(62.8)
Other income (expense):
Interest income (expense)	0.9	(0.3)	(0.3)
Other income (expense)	(0.1)	0.3	1.4

Other income, net	0.8	0.0	1.0

Income (loss) before income taxes	4.3	(8.7)	(61.8)
Provision for income taxes	(1.4)	(0.8)	—

Net income (loss)	2.9%	(9.6)%	(61.8)%

Year Ended December 31, 2002 and 2001

Revenue

Revenue increased from $81.5 million in 2001 to $82.9 million in 2002. Between these periods, license revenue decreased 8% and services and maintenance revenue increased 22%.

Licenses.    License revenue decreased from $54.1 million in 2001 to $49.6 million in 2002. The decrease in license revenue was primarily due to the downturn in the overall market for information technology and software, offset by the addition of over 140 new license customers in 2002. No customer accounted for more than 10% of our revenue for the years ended December 31, 2002 and 2001.

Services and Maintenance.    Services and maintenance revenue increased from $27.4 million in 2001 to $33.3 million in 2002. This increase was due primarily to an increase in maintenance revenue and renewals of maintenance contracts by our installed base of customers. This increase is comprised of $7.3 million in additional maintenance revenue, offset by a decrease of $1.4 million in professional services, training and partnership revenue. The number of professional services consultants decreased from 60 to 46 between these periods.

Cost of Revenue

Cost of Licenses.    Our cost of licenses consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of licenses decreased from $5.1 million in 2001 to $4.8 million in 2002. Our cost of license revenue decreased in 2002 as compared to 2001 primarily due to decreased royalty payments resulting from the shipment of version 4.5WS of our portal product, which incorporates proprietary technology not subject to royalty payments, in replacement of similar functionality previously provided by third-party vendors. The decrease in cost of licenses was offset by the amortization of acquired technology, which increased from $138,000 in 2001 to $1.6 million in 2002.

Cost of Services and Maintenance.    Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organizations and third-party consultants. Cost of services and maintenance decreased from $13.4 million in 2001 to $12.7 million in 2002. This decrease was primarily due to a decrease in the number of professional services staff and a continued reduction in our use of third-party consultants to deploy our products.

Amortization of Stock-Based Compensation.    Amortization of stock-based compensation related to cost of services was $627,000 in 2001 and $694,000 in 2002.

Operating Expenses

Research and Development.    Research and development expenses consist of the costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. Research and development expenses increased from $14.1 million in 2001 to $18.1 million in 2002. This increase was due to an increase in the average number of employees within our in-house engineering staff driving the development of our product into a multi-platform solution and the expansion of our product line. As of December 31, 2001, we had 98 employees in engineering, as compared to 105 employees as of December 31, 2002.

Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions and related expenses for our sales and marketing personnel, and promotion expenses, including public relations, advertising and trade shows. Sales and marketing expenses decreased from $40.5 million in 2001 to $33.3 million in 2002. This decrease was due primarily to a decrease in sales commissions paid to sales personnel of $2.9 million resulting from decreased license sales as well as to a $545,000 credit to expense from the settlement of a lawsuit with a former employee and to reduced salaries and sales meetings. As of December 31, 2001, we had 111 employees in sales and marketing as compared to 107 as of December 31, 2002.

General and Administrative.    General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, recruiting costs, information services costs and costs associated with being a public company. General and administrative expenses decreased from $8.5 million in 2001 to $7.2 million in 2002. This decrease was primarily due to a one-time sales tax adjustment resulting in a benefit of $703,000 and decreased use of third-party contractors. As of December 31, 2001 and 2002, we had 20 and 24 general and administrative personnel. We expect this expense to increase in future periods as we incur additional costs associated with being a public company including compliance with the Sarbanes-Oxley Act and other related regulations. Many of the requirements of the Sarbanes-Oxley Act are not yet fully enacted. Our compliance obligations and the establishment of additional internal controls will likely require us to hire additional full time employees or hire third party consultants.

Restructuring Charge.    In 2002, we recorded a restructuring charge of $441,000 primarily related to reductions in employee headcount. In 2001, we recorded a restructuring charge of $760,000 related to reductions in employee headcount and the abandonment of leased facilities.

Aborted Offering Costs.    Aborted offering costs of approximately $1.6 million were recorded in 2001 related to the postponement of our initial public offering, which was completed in June 2002.

Amortization of Stock-Based Compensation.    Amortization of stock-based compensation related to operating expenses was $3.9 million in 2001 and $2.8 million in 2002.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments, foreign currency gains and losses on transactions denominated in foreign currencies and interest expense incurred on our financing obligations, including capital loans and bank borrowings. The net balance of other income increased from $10,000 in 2001 to $718,000 in 2002 primarily due to a $480,000 increase in interest income primarily from increased cash proceeds from our initial public offering, and a $165,000 decrease in interest expense on our short-term debt in 2002 as compared to 2001.

Provision for Income Taxes

We recorded an income tax provision of $683,000 and $1.2 million for the years ended December 31, 2001 and 2002 primarily related to income taxes currently payable on income generated in non-U.S. and domestic state tax jurisdictions, including withholding taxes for which no U.S. benefit is currently recognizable.

Years Ended December 31, 2001 and 2000

Revenue

Revenue increased from $35.1 million in 2000 to $81.5 million in 2001. Between these periods, license revenue grew at a rate of 125% and services and maintenance revenue grew at a rate of 147%.

Licenses.    License revenue increased from $24.0 million in 2000 to $54.1 million in 2001. The increase in license revenue was primarily due to the addition of over 120 new license customers in 2001.

Services and Maintenance.    Services and maintenance revenue increased from $11.1 million in 2000 to $27.4 million in 2001. This increase was due primarily to an increase in services and maintenance provided in connection with increased license sales and, to a lesser extent, to renewals of maintenance contracts by our installed base of customers. This increase is comprised of $8.6 million in additional maintenance revenue and $7.4 million in additional professional services, training and other revenue. The number of professional services consultants increased from 52 to 60 between these periods to accommodate increased services demand.

Cost of Revenue

Cost of Licenses.    Cost of licenses increased from $2.6 million in 2000 to $5.1 million in 2001. Our cost of license revenue increased in 2001 due primarily to increased license sales and to the payment of a $4.5 million royalty to a third party vendor.

Cost of Services and Maintenance.    Cost of services and maintenance increased from $11.0 million in 2000 to $13.4 million in 2001. This increase was primarily due to an increase in the number of professional services staff in conjunction with increased demand for our products, offset in part by a reduction in our use of third-party consultants to deploy our products.

Amortization of Stock-Based Compensation.    Amortization of stock-based compensation related to cost of services was $754,000 in 2000 and $627,000 in 2001.

Operating Expenses

Research and Development.    Research and development expenses increased from $7.6 million in 2000 to $14.1 million in 2001. This increase was due to an increase in the number of our in-house development staff primarily as a result of our acquisition activity during this period, the development of our product into a multi-platform solution and the expansion of our product line. As of December 31, 2000, we had 66 employees in engineering, as compared to 98 employees as of December 31, 2001. Research and development expense in 2000 included $824,000 in non-cash charges related to a warrant issued to Procter & Gamble for research performed in connection with version 4.0 of our product.

Sales and Marketing.    Sales and marketing expenses increased from $23.8 million in 2000 to $40.5 million in 2001. This increase was due to expanded sales and marketing efforts internationally, and an increase in sales commissions paid to sales personnel due to a significant increase in new customers. As of December 31, 2000, we had 116 employees in sales and marketing as compared to 111 as of December 31, 2001.

General and Administrative.    General and administrative expenses increased from $7.2 million in 2000 to $8.5 million in 2001. This increase was primarily due to increased costs associated with expanding our administrative infrastructure, our increased use of third-party contractors and increases in accounting and legal fees to support our global operations. As of December 31, 2000 and 2001, we had 23 and 20 general and administrative personnel.

Restructuring Charge.    In 2001, we recorded a restructuring charge of $760,000 related to reductions in employee headcount and the abandonment of leased facilities.

Aborted Offering Costs.    Aborted offering costs of approximately $1.6 million were recorded in 2001 related to the postponement of our initial public offering.

Amortization of Stock-Based Compensation.    Amortization of stock-based compensation related to operating expenses was $4.2 million in 2000 and $3.9 million in 2001.

Other Income (Expense), Net

The net balance of other income decreased from $363,000 in 2000 to $10,000 in 2001 primarily due to a $67,000 decrease in interest income, an increase interest expense on our short-term debt, and a decrease in net foreign currency gains in 2001 as compared to 2000.

Provision for Income Taxes

We recorded an income tax provision of $683,000 for the year ended December 31, 2001 primarily related to income taxes currently payable on income generated in non-U.S. tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

From inception through 2000, we primarily financed our operations and capital expenditures through private sales of convertible preferred stock, with net proceeds of $36.5 million, as well as through bank loans and equipment leases. Since 2001, we primarily financed our operations and capital expenditures through cash flow from our operations. In June 2002, we successfully completed our initial public offering resulting in net proceeds of $37.9 million. As of December 31, 2002, we had $65.3 million of cash and cash equivalents and short-term investments and $49.2 million in working capital.

Our net cash provided by operating activities was $7.0 million and $9.6 million for the years ended December 31, 2002 and 2001. The increase in our net income between these periods was offset primarily by the decrease in deferred revenue, accounts receivable and certain other working capital balances. The fluctuations in our deferred revenue and our accounts receivable are due principally to the significant size of some individual software licensing agreements. Our change in deferred revenue decreased to $2.1 million for the year ended

December 31, 2002, from an increase of $4.1 million in 2001. Our change in accounts receivable increased to $733,000 for the year ended December 31, 2002, from a decrease of $3.3 million in 2001. The uncollected portion of deferred revenue may have a material effect on days sales outstanding. Our change in prepaid expenses and other current assets decreased to $908,000 for the year ended December 31, 2002, from an increase of $2.4 million in 2001. Prepaid expenses are primarily related to advance payments made to technology vendors and insurance.

Capital expenditures were $1.8 million and $2.0 million for the years ended December 31, 2002 and 2001. Our capital expenditures consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

Our initial public offering of common stock raised net proceeds of $37.9 million during the year ended December 31, 2002. We did not raise proceeds from the sale of our preferred stock in 2001 or 2002.

We had entered into a $7.5 million revolving line of credit with Silicon Valley Bank, which originally matured in March 2002, and was extended through August 2002. In August 2002, we modified the line of credit agreement to decrease the original principal amount to $3.1 million and extended the maturity date to August 2003. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. We draw down on this bank line from time to time. As of December 31, 2002, no amounts were outstanding under this facility. In addition, we have issued a letter of credit for $2.5 million, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combination” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no impact on our financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which superceded APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during the first quarter of fiscal 2002 and it had no effect on our operating results or financial position because we had no goodwill as of December 31, 2001.

In June and August 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Statement No. 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that FASB Statement No. 143 will have a material impact on our financial position or results of operations. SFAS 144 was adopted in the quarter ended March 31, 2002 and did not have a material impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. EITF 01-14 should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in EITF 01-14. We adopted EITF 00-14 beginning in 2002 and reclassified all prior year balances to conform to the policies outlined in EITF 01-14. EITF 01-14 had no impact on gross margin or net income but increased services revenue and cost of services revenue.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time we commit to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically grant our customers a warranty, which guarantees that our products will substantially conform to our current specifications for a period of ninety days from the delivery date as well as indemnification for customers from third party claims. Through the year ended December 31, 2002, costs related to these guarantees and indemnifications have not been significant and we cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on its financial position and results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS 148 in the year ended December 31, 2002.

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

Our short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. Version 4.51 of our portal was released in May 2002 as version 4.5WS. We expect to continue to develop and release future versions of our portal in future periods. We cannot predict whether these versions or future releases of our portal will be successful. We have derived all of our revenue from licensing our Plumtree Corporate Portal and related products and services. You should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

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

We have a history of losses, and we may not sustain annual profitability, which would have a harmful effect on our business and the value of our common stock.

We have incurred substantial net losses since our inception in July 1996. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. In 2002 we achieved annual profitability for the first time and recorded net income of $2.4 million. As of December 31, 2002, we had an accumulated deficit of approximately $39.5 million.

Given the level of our planned operating and capital expenditures, we may incur losses and negative cash flows for the foreseeable future. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will likely be unable to sustain profitability on an annual basis. Our ability to increase revenue and achieve and sustain profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to continue to sustain profitability on an annual basis or to continue to grow our revenues would have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

As a result of our limited operating history and the emerging nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our success depends upon our ability to continue to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers with substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of installation, modification and consulting fees and support and maintenance fees. Our services revenue has lower gross margins than our license revenue. If the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for twelve-month periods. Some customers may attempt to negotiate prices for maintenance, only renew a portion of their maintenance or even elect not to renew their maintenance contracts, and in such cases, our revenue could decline.

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

Because our quarterly results often depend on a small number of large orders, if we are unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended December 31, 2002, our top 10 customers accounted for approximately 38% of our total revenue. Similarly, in each quarter over the last two years, generally a different customer has represented at least 10% of our total quarterly revenue. Our operating results and stock price could be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

We generate our revenue from licenses of the Plumtree Corporate Portal and related products and services, including Plumtree Portlets, Integration Products and Gadget Web Services, the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform. We expect that our portal product, and future upgraded versions of this product, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our product. For example, our future success depends in part on the widespread market acceptance of version 4.5WS of our portal product, released in mid-year 2002. If new and future versions of our products and services, including upcoming versions of the Plumtree Corporate Portal as well as our server products and any subsequent releases of the Plumtree Corporate Portal, if and when released, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

As a result of our limited operating history, the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last nine to twelve months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results.

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

We have relationships with a number of systems integrators and resellers, such as Cap Gemini Ernst & Young, Computer Sciences Corporation, Lexis Nexis and Project Performance Corporation. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships are a key factor in our overall business strategy and involve a number of risks, including:

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

We have relationships with technology providers, such as Project Performance Corporation, Stellant, Inxight, Pinnacor (formerly Screaming Media), Oblix, BEA, and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software contains errors, we may lose customers or experience reduced market acceptance of our products.

Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products released commercially in the first quarter of 2002, the Plumtree Collaboration Server, the Plumtree Studio Server, as well as version 4.5WS of our corporate portal product, released in May 2002, upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we incorporate into our portal product, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors. Some of our Plumtree Corporate Portal customers require, or may require, enhanced modifications of our software for their specific needs. Modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers.

If we are unable to develop products that are compatible and can be integrated with a large variety of hardware, software, database and networking systems, our ability to attract and retain customers will be harmed.

The Plumtree Corporate Portal is designed to support a broad set of software applications and online services through Plumtree Portlets, Integration Product and Gadget Web Services. To gain broad market acceptance, we believe that we must support an increased number of applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our corporate portal product with products in their portfolio.

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

The market for corporate portal software is newly emerging and there can be no assurance that additional customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	enhance our portal solution to meet changing customer demand;

•	effectively market the Plumtree Corporate Portal and related products and services;

•	withstand downturns in general economic conditions or conditions that slow corporate spending on software products;

•	hire, train and retain a sufficient number of qualified sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services to be more appealing to customers than those of our competitors or of our customers’ internally-developed solutions; and

•	develop a favorable reputation among our customers, potential customers and participants in the software industry who can serve as reference accounts for our products and services.

Some of these factors are beyond our control. If our customer base does not expand, we may not be able to sustain profitability.

Some of our customers are in the preliminary phase of implementing our portal product and this implementation may not proceed on a timely basis or at all.

Some of our customers, such as Centrica, Cox Enterprises, MDC Holdings, MDS Canada, ProBusiness, Powergen, TJX, Thomson Legal and Regulatory, Tokyo Electric and Unilever, are currently in a pre-deployment or preliminary stage of implementing our portal product and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our product.

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

Recruiting and retaining qualified technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting personnel for technical, and sales and functions. Once hired, these people will need time to familiarize themselves with Plumtree and our business practices. We expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

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

We have expanded our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the Americas. Our revenue from sales outside the Americas constituted approximately 7.2% of our total revenue during 2000, 8.6% of our total revenue during 2001 and approximately 18.9% of our total revenue in the 2002. If we are unable to continue to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow or undermine our overall growth.

We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, South Korea, Australia, Italy, Spain, Brazil, Portugal, Sweden, Taiwan, the Netherlands and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. However, even if we successfully expand our international operations and successfully modify our products, there can be no assurance that we will be able to maintain or increase international market demand for our products.

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

We believe that proprietary rights are important to our business. We have no issued patents. We have filed ten non-provisional patent applications with the U.S. Patent and Trademark Office and two international patent applications with the World Intellectual Property Organization. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

On November 13, 2001, we commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, Plumtree has requested a reconsideration of the dismissal and has filed an appeal of the dismissal with the Swiss Patent Office’s Appeals Board. In addition, we and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree and to (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

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

We have made and in the future may make acquisitions or investments in other companies or technologies. We may not realize the anticipated benefits of any acquisitions or investments we undertake. For instance, we made three small acquisitions in late 2001. Acquisitions such as these require us to assimilate the operations, products, technology and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. If we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. In addition, our profitability may suffer because of acquisition-related costs or impairment costs for acquired goodwill and other intangible assets, or undisclosed liabilities of the acquired business. Finally, the terms of our existing contractual obligations may restrict or prohibit acquisitions that we may seek to consummate.

If we are required to raise additional funds, we may be unable to obtain these funds on terms acceptable to us or at all.

The expansion and development of our business will require significant capital to fund our operating expenses, working capital needs and capital expenditures. For at least the next 18 months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, cash flow from sales of our product and services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, SAP expanded its competitive offerings through its acquisition of TopTier in March 2001; Vignette announced its acquisition of Epicentric, Inc. in October 2002; and Open Text Corporation announced its acquisition of Corechange, Inc. in February 2003. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

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

Terrorist activities and resulting military and other actions could harm our business

Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat have caused and may continue to cause significant disruption to commerce throughout the world. To the extent that these continued disruptions result in a general decrease in corporate spending on information technology, our business and results of operations could be harmed. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed. These and other developments arising our of the attacks may make the occurrence of one or more of the factors discussed under “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock” more likely to occur.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. For example, version 4.5WS of the

Plumtree Corporate Portal, an updated UNIX version of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server have been recently released commercially, increasing the risk of undetected defects or errors. Product release delays or product defects, including release delays or defects in version 4.5WS of the Plumtree Corporate Portal, released in May 2002 or upcoming versions could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

Since the U.S. and other countries have gone to war with Iraq, the U.S. and global economies may be negatively impacted.

Since the U.S. and other countries have gone to war with Iraq, the U.S. and global economies may be negatively impacted. The worsening of our economy has caused and may continue to cause U.S. businesses to slow spending on products and services and delay sales cycles. Additionally, a worsening of the global economy may also cause foreign businesses to slow or otherwise cease spending on products and services. The economic uncertainty resulting from the unpredictability of future military action and other responses associated with a war with Iraq may continue to negatively impact consumer as well as business confidence in the near term. This economic uncertainty may make it more difficult to implement our business strategy and negatively impact our revenues in the future.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2002, we had cash, cash equivalents and short-term investments totaling $65.3 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one year. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

For the year ended December 31, 2002, we earned approximately 19% of our revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2002, with the approval of our board of directors (including the audit committee of the board), we changed our outside accounting firm from Arthur Andersen LLP to KPMG LLP. Arthur Andersen’s reports on our 1999, 2000 and 2001 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during 2000 and 2001 and the interim period prior to this change, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. We did not consult KPMG LLP on any financial or accounting reporting matters in the period before their appointment.

Item 10.    Directors and Officers of the Registrant

Executive Officers and Directors

The following table sets forth information regarding the executive officers, directors, and key employees of Plumtree as of December 31, 2002, unless otherwise noted:

Name	Position	Age
John Kunze	President, Chief Executive Officer and Director	39
Eric Borrmann	Vice President and Chief Financial Officer	41
Glenn Kelman	Co-Founder, Vice President of Product Management and Marketing	31
John Hogan	Vice President of Engineering	37
Jim Flatley	Vice President of Worldwide Field Operations	42
John Dillon	Director	53
Rupen Dolasia	Director	39
Pierre Lamond	Director	72
James Richardson	Director (effective January 2003)	55
Bernard Whitney	Director	46

John Kunze has been President, Chief Executive Officer and member of the board of directors since August 1998. Before joining Plumtree, Mr. Kunze spent his entire professional career from 1985 to 1998 at Adobe Systems. Mr. Kunze led development for the first releases of Adobe Illustrator and PhotoShop. Mr. Kunze became Director and then Vice President of Product and Marketing at Adobe Systems, with responsibility for all product marketing and strategic acquisitions. Mr. Kunze was later promoted to Vice President of Adobe Systems Internet Products Division, which defined Adobe Systems’ Internet strategy.

Eric Borrmann has been Vice President and Chief Financial Officer since July 2000. Before joining Plumtree, Mr. Borrmann served as Corporate Treasurer at Network Associates since 1999, where he was responsible for all financial planning and investor relations at the global security and network management company. Previously, he served as Network Associates’ Vice President of Finance and Operations for Europe, the Middle East and Africa. Mr. Borrmann’s experience also includes senior management and systems engineering positions at Network General from 1995 to 1997, Conner Peripherals from 1990 to 1995 and Electronic Data Systems from 1985 to 1988.

Glenn Kelman, Co-Founder and Vice President of Product Management and Marketing since March 1998, is responsible for corporate and product marketing as well as business development and collaborates with our engineering department to set the features and design of our products. Mr. Kelman managed the design and development of the first release of the Plumtree Corporate Portal. Before founding Plumtree, Mr. Kelman was a senior product manager at Informix Software, a company he joined via the acquisition of Stanford Technology Group, from 1995 to 1997. As a product manager for On-Line Analytical Processing software following Informix Software’s acquisition of Stanford Technology Group, Mr. Kelman was involved in designing and launching a major release of Informix Software’s On-Line Analytical Processing product line.

John Hogan has been Vice President of Engineering since March 1998. Before joining Plumtree, Mr. Hogan was the Director of Engineering for Informix Software’s On-Line Analytical Processing products from 1997 to 1998. Mr. Hogan also worked at Informix Software as a business development manager from 1996 to 1997. Before joining Informix Software, Mr. Hogan was a senior developer for Stanford Technology Group from 1994 to 1995. Mr. Hogan also worked as a manager in various development and consulting organizations at Oracle Corporation from 1989 to 1994.

Jim Flatley, Vice President of Worldwide Field Operations since July 1999, has responsibility for sales, professional services, channel development, and customer care. Before joining Plumtree, Mr. Flatley was Vice President from March 1999 to June 1999 at Siebel Systems. Prior to working at Siebel, Mr. Flatley managed a division of 700 sales operations employees across the U.S., Latin America and Canada for Network Associates from 1990 to 1999. At Network Associates, Mr. Flatley held sales and management positions responsible for both channel and corporate sales. Mr. Flatley worked at AT&T from 1988 to 1990 as head of sales and marketing for a custom software solution to the airline industry, and IBM from 1982 to 1988, in sales and marketing.

John Dillon has been a director of Plumtree since September 1997. Since April 2002, Mr. Dillon has served as Chief Executive Officer of Navis, Inc. Mr. Dillon served as the President and Chief Executive Officer of Salesforce.com from September 1999 to November 2001. Mr. Dillon spent six years with Arbor Software from December 1993 to May 1999 as Vice President of Sales and then as President and Chief Executive Officer. He also served as President and Chief Executive Officer for Hyperion, the global enterprise software company formed through the merger of Arbor Software and Hyperion Software.

Rupen Dolasia has been a director of Plumtree since June 1998. Mr. Dolasia is a founding member of Granite Ventures LLC (formerly H&Q Venture Associates, LLC), a venture capital firm formed in July 1998. Prior to founding H&Q Venture Associates, Mr. Dolasia was a Vice President in Hambrecht & Quist’s Venture Capital Department, which he joined in 1994. Prior to joining H&Q, Mr. Dolasia was the Manager of Information Systems consulting at PEI Consultants. Prior to joining PEI Consultants, Mr. Dolasia co-founded Grata Systems, Inc., a vendor of PC-based control and monitoring software. Mr. Dolasia focuses on information technology investments. Mr. Dolasia currently serves on the board of directors of Apogee Networks and Covalent Technologies.

Pierre Lamond has been a director and Chairman of the Plumtree board since February 1997, and is a partner at Sequoia Capital, a Silicon Valley based venture capital firm. Mr. Lamond focuses on semiconductor, communications and software investments. Prior to joining Sequoia Capital in 1981, Mr. Lamond was a General Manager and Technical Director of National Semiconductor, a company he co-founded. He serves as Chairman of Vitesse Semiconductor and Redback Networks and is a director of Verisity.

James Richardson has been a director of Plumtree since January 2003. Since April 2001, Mr. Richardson has been a consultant to high technology companies and a private investor. From July 1998 to June 2001, Mr. Richardson was the Senior Vice President and Chief Financial Officer of WebTrends Corporation, a web server management and web analytics company which merged with Net IQ Corporation in March 2001. Prior to joining WebTrends Corporation in July 1998, Mr. Richardson was the Senior Vice President and Chief Financial Officer at Network General Corporation, which merged with McAfee Associates in December 1997 resulting in the creation of Network Associates. Prior to joining Network General Corporation in April 1994, Mr. Richardson was Vice President of Finance and Administration and Chief Financial Officer of Logic Modeling Corporation, now a division of Synopsys, and from November 1989 to June 1992, he was Vice President and Chief Financial Officer of Advanced Logic Research starting in August 1992. Mr. Richardson currently serves on the board of directors of Rainmaker Systems, Inc and Digimarc Corporation. Mr. Richardson also served as the Chairman of the Board of Avantgo, Inc, which was acquired by Sybase in February 2003.

Bernard Whitney has been a director of Plumtree since November 2000. Since August 2002 Mr. Whitney has served as an independent consultant and private investor. Mr. Whitney served as Chief Financial Officer of Handspring, Inc. from June 1999 to July 2002. From August 1997 to June 1999, he served as Executive Vice President and Chief Financial Officer of Sanmina, Inc., an electronics manufacturing company. From June 1995 to August 1997, Mr. Whitney served as Vice President of Finance for Network General Corporation, a network fault tolerance and performance management solutions company. From 1987 to June 1995, Mr. Whitney held a variety of corporate finance positions at Conner Peripherals, a storage device manufacturer.

Classified Board of Directors

Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. As of December 31, 2002, one of our directors was elected to a one-year term, two will be elected to two-year terms and two will be elected to three-year terms. Beginning at the 2003 annual meeting of stockholders, directors will be elected for three-year terms. Mr. Lamond is designated a Class III director whose term expires at the 2003 annual meeting of stockholders. Mr. Richardson is being proposed as a Class III director whose term shall be voted on at the 2003 annual meeting of stockholders. If elected, his term shall expire at the 2006 annual meeting of stockholders. Messrs. Dillon and Dolasia are designated Class I directors whose terms expire at the 2004 annual meeting of stockholders. Messrs. Kunze and Whitney are designated Class II directors whose terms expire at the 2005 annual meeting of stockholders.

Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

Board Committees

We have established an audit committee, compensation committee and a nominating committee. The audit committee reviews our internal accounting procedures and considers and reports to the board of directors with respect to other auditing and accounting matters, including the selection of our independent auditors, the scope of annual audits, fees to be paid to our independent auditors and the performance of our independent auditors. The audit committee currently consists of Messrs. Dillon, Richardson and Whitney. The compensation committee reviews and recommends to the board of directors the salaries, benefits and stock option grants for all employees, consultants, directors and other individuals compensated by us. The compensation committee also administers our stock option and other employee benefit plans. The compensation committee currently consists of Messrs. Dillon, Dolasia, Lamond and Richardson. The nominating committee reviews and makes recommendations to the board of directors regarding the composition, governance, responsibilities and formations of the board and board committees. The nominating committee currently consists of Messrs. Dillon, Dolasia and Whitney.

Item 11.    Executive Compensation

Summary Compensation Table

The following table indicates information concerning compensation of our chief executive officer and our four most highly compensated executive officers other than the chief executive officer whose salary and bonus exceeded $100,000 for the year ended December 31, 2002. These executives are referred to as the named executive officers elsewhere in this prospectus.

Mr. Borrmann was appointed as our chief financial officer in July 2000. On an annualized basis, Mr. Borrmann’s salary was $180,000 for 2000 and he was eligible to receive an annual bonus of up to $40,000 in 2000.

	Year	Annual Compensation		Long-Term Compensation Awards	All Other Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)	Securities Underlying Options (#)
John Kunze	2002	250,000	—	—	—
President and Chief Executive Officer	2001	250,000	—	100,000	—
	2000	250,000	—	200,000	9,383

Eric Borrmann	2002	230,000	54,683	—	—
Vice President and Chief Financial Officer	2001	192,500	43,500	50,000	—
	2000	84,577	14,485	400,000	—

Glenn Kelman	2002	160,000	39,000	—	—
Co-Founder, Vice President of Product	2001	155,000	12,000	75,000	—
Management and Marketing	2000	150,000	—	75,000	9,803

John Hogan	2002	170,000	37,868	—	—
Vice President of Engineering	2001	170,000	14,250	75,000	—
	2000	170,000	3,000	100,000	6,640

Jim Flatley	2002	200,000	398,487	—	—
Vice President of Worldwide Field Operations	2001	200,000	680,949	200,000	—
	2000	200,000	389,983	100,000	3,688

Option Grants In Last Fiscal Year

No grants of options to purchase our common stock were made during the fiscal year ended December 31, 2002 to the named executive officers.

In the fiscal year ended December 31, 2002, we granted options to purchase up to an aggregate of 1,175,300 shares to employees, directors and consultants. All options were granted under our 1997 equity incentive plan and our 2002 equity incentive plan at exercise prices at the fair market value of our common stock on the date of grant, as determined in good faith by the board of directors. All options have a term of ten years. Generally, option shares vest over four years, with 25% of the option shares vesting one year after the option grant date, and the remaining option shares vesting ratably each month for the next 36 months.

Aggregate Fiscal Year-End Option Values

The following table describes for the named executive officers the exercisable and unexercisable options held by them as of December 31, 2002.

	Number of Securities Underlying Unexercised Options Held at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John Kunze	1,806,469	221,088	$4,538,928	$75,756
Eric Borrmann	37,964	196,456	3,796	14,646
Glenn Kelman	46,876	103,124	14,063	8,437
John Hogan	240,551	139,757	593,112	48,888
Jim Flatley	335,780	306,922	786,516	159,080

The “Value of Unexercised In-the-Money Options at Fiscal Year End” is based on a value of $2.70 per share, the fair market value of our common stock as of December 31, 2002, as determined by the board of directors, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. Options were granted under our 1997 Equity Incentive Plan and our 2002 Equity Incentive Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

The following table and footnotes thereto set forth the beneficial ownership of Common Stock of the Company as of the Record Date, by (a) each director and nominee for director of the Company who owned shares as of such date, (b) each of the Named Officers (defined below), (c) all directors and executive officers of the Company as a group and (d) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 21, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unvested options granted from inception through July 2000 were immediately exercisable upon grant, provided that upon the optionee’s cessation of service, any unvested shares would be subject to repurchase by the Company at the original exercise price paid per share. In computing the number of shares beneficially owned by a person, the following shares are not included: (i) shares of common stock that will continue to be subject to repurchase by the Company at the original exercise price paid per share for at least 60 days after March 21, 2003 and (ii) shares that are subject to options that are not exercisable but will not be vested for at least 60 days after March 21, 2003.

The percentages in the table below are based on 29,942,387 shares of our common stock outstanding as of March 21, 2003. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has had sole voting and investment power with respect to the shares set forth opposite such stockholders’ name.

Name	Number of Shares Beneficially Owned(1)		Percent of Total
Entities affiliated with Sequoia Capital 3000 Sand Hill Road Building 4, Suite 280 Menlo Park, CA 94002	7,029,650	(1)	23.5%
Entities affiliated with Granite Ventures LLC One Bush Street San Francisco, CA 94104	2,409,707	(2)	8.1
John Kunze	1,824,778	(3)	6.1
Eric Borrmann	213,650	(4)	0.7
Glenn Kelman	1,212,954	(5)	4.1
John Hogan	533,918	(6)	1.8
Jim Flatley	117,033	(7)	0.4
John Dillon	75,000	(8)	0.3
Rupen Dolasia	2,449,707	(9)	8.2
Pierre Lamond	7,084,650	(10)	23.4
James Richardson	10,300	(11)	—
Bernard Whitney	36,251	(12)	0.1
Executive officers and directors as a group (10 person)	13,558,241	(13)	45.3

(1)	Includes 6,223,317 shares of common stock held by Sequoia Capital VII, 31,035 shares of common stock held by Sequoia 1995 LLC, 56,271 shares of common stock held by Sequoia 1997 LLC, 276,890 shares of common stock held by Sequoia Technology Partners VII, 92,099 shares of common stock held by Sequoia International Partners, 100,038 shares of common stock held by SQP 1997, 30,000 shares of common stock held by Sequoia Capital Franchise Partners, 220,000 shares held by Sequoia Capital Franchise Fund.
(2)	Includes 2,265,924 shares of common stock held by H&Q Plumtree Investors, LP and 143,783 shares of common stock held by TODD US Ventures, LLC.
(3)	Includes 1,824,778 shares of common stock issuable pursuant to stock options exercisable as of within 60 days of March 21, 2003. Also, includes 734,061 shares of which Mr. Kunze’s ex-wife has beneficial ownership pursuant to the terms of a divorce settlement arrangement.
(4)	Includes 70,371 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 21, 2003. Also, includes 200,000 stock options that had been previously exercised.
(5)	Includes 53,126 shares of common stock issuable pursuant to stock options exercisable as of within 60 days of March 21, 2003. Also, includes 1,159,828 shares of founders stock.
(6)	Includes 533,918 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 21, 2003. Also, includes 280,308 stock options that had been previously exercised.
(7)	Includes 117,003 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 21, 2003.
(8)	Includes 20,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 21, 2003. Includes 10,000 shares of common stock Mr. Dillon purchased independently.
(9)	Includes 40,000 shares of common stock issuable pursuant to stock options exercisable as of within 60 days of March 21, 2003. Also, included 2,409,707 shares owned by the entities affiliated with Granite Ventures, LLC. Mr. Dolasia, a member of these entities, disclaims beneficial ownership of the shares held by such entities except to the extent of his pro rata interest in these entities.
(10)	Includes 40,000 shares of common stock issuable pursuant to stock options exercisable as of within 60 days of March 21, 2003, 15,000 shares beneficially owned by Mr. Lamond. Also, included 7,029,650 shares owned by the entities affiliated with Sequoia Capital. Mr. Lamond, a General Partner of these entities, disclaims beneficial ownership of the shares held by such entities except to the extent of his pro rata interest in these entities.
(11)	Includes 10,300 shares of common stock Mr. Richardson purchased independently.
(12)	Includes 36,251 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 21, 2003.
(13)	Includes 7,029,689 shares of common stock owned by the entities affiliated with Sequoia Capital and 2,409,707 shares of common stock owned by the entities affiliated with Granite Ventures LLC. See notes (9) and (10) above.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2002. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	8,291,153	$4.08	8,930,479
Equity compensation plans not approved by security holders	—	—	—
Total	8,291,153	$4.08	8,930,479

Item 13.    Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than:

•	compensation arrangements, which are described where required under “Executive Compensation”.

Item 14.    Controls and Procedures

During the 90 day period prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Plumtree is made known to them by others within the Company during the period in which this Report of Form 10-K was being prepared. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.    Financial Statements

The following financial statements are filed as part of this report:

(a)  2.    Financial Statement Schedules

None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)  3.    Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(1)

4.1	Specimen common stock certificate(1)

4.9	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C.(1)

4.10	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C.(1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder(1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder(1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder(1)

10.5*	2002 Director Option Plan, and form of agreements thereunder(1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank(1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C.(1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)

10.9*	Offer letter between the Registrant and John H. Kunze(1)

10.10*	Offer letter between the Registrant and Eric Borrmann(1)

10.11*	Offer letter between the Registrant and John Hogan(1)

10.12*	Offer letter between the Registrant and Jim Flatley(1)

10.13	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)

10.14	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)

10.16*	Secured Promissory Note dated August 14, 2000 between the Company and Eric Borrmann(2)

10.17*	Security and Pledge Agreement dated August 14, 2000 between the Company and Eric Borrmann(2)

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.
†	We obtained confidential treatment from the Securities and Exchange Commission for selected portions of this exhibit. The omitted portions were filed separately with the Commission.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.
(2)	Incorporated by reference to Exhibits filed with the Registrants 10Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).
(3)	Incorporated by reference to Exhibits filed with the Registrants 10Q for the quarter ended September 30, 2002 and filed with the SEC on November 12, 2002 (File No. 001-31344).

(b)  Reports on Form 8-K

On January 17, 2003, we filed a current report on Form 8-K to file our press release announcing the election of Jim Richardson to the Company’s Board of Directors and to acknowledge that John Kunze, Eric Borrmann and certain other officers intended to adopt prearranged trading plans in accordance with the Securities and Exchange Commission Rule 10b5-1.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Plumtree Software, Inc.:

We have audited the accompanying consolidated balance sheets of Plumtree Software, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumtree Software, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Mountain View, California

January 14, 2003

PLUMTREE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$20,655	$24,040
Short-term investments	44,667	—
Accounts receivable (net of allowance for doubtful accounts of $754 and $1,184)	16,619	17,857
Prepaid and other current assets	2,160	1,252

Total current assets	84,101	43,149
Property and equipment, net	2,698	2,934
Other assets	3,923	5,177

Total assets	$90,722	$51,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,630	$1,463
Accrued and other current liabilities	14,747	15,718
Deferred revenue	18,539	20,599
Line of credit	—	1,600

Total current liabilities	34,916	39,380
Other long-term liabilities	454	437

Total liabilities	35,370	39,817

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $ 0.001 par value, aggregate liquidation preference of $0 and $37,937:
Authorized—20,000 shares and 16,982 shares; Outstanding—0 shares and 16,581 shares	—	17
Common stock, $ 0.001 par value:
Authorized—100,000 shares and 31,660 shares, Outstanding—29,439 shares and 7,650 shares	30	8
Additional paid in capital	98,384	62,277
Notes receivable from stockholders	(674)	(674)
Deferred stock-based compensation	(2,951)	(8,301)
Accumulated other comprehensive income (loss)	23	(34)
Accumulated deficit	(39,460)	(41,850)

Total stockholders’ equity	55,352	11,443

Total liabilities and stockholders’ equity	$90,722	$51,260

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
Revenue:
Licenses	$49,581	$54,055	$24,017
Services and maintenance	33,338	27,418	11,094

Total revenue	82,919	81,473	35,111

Cost of revenue:
Licenses(1)	4,779	5,063	2,585
Services and maintenance	12,685	13,433	11,014
Amortization of stock-based compensation(2)	694	627	754

Total cost of revenue	18,158	19,123	14,353

Gross margin	64,761	62,350	20,758

Operating expenses:
Research and development	18,140	14,136	7,626
Sales and marketing	33,281	40,524	23,769
General and administrative	7,241	8,519	7,243
Restructuring charges	441	760	—
Aborted offering costs	—	1,643	—
Amortization of stock-based compensation(3)	2,806	3,900	4,166

Total operating expenses	61,909	69,482	42,804

Income (loss) from operations	2,852	(7,132)	(22,046)
Other income (expense):
Interest income (expense), net	773	(247)	(122)
Other income (expense)	(55)	257	485

Other income, net	718	10	363

Income (loss) before income taxes	3,570	(7,122)	(21,683)
Provision for income taxes	1,180	683	—

Net income (loss)	$2,390	$(7,805)	$(21,683)

Net income (loss) per share:
Basic	$0.12	$(1.21)	$(3.97)

Diluted	$0.08	$(1.21)	$(3.97)

Weighted average shares outstanding:
Basic	19,861	6,464	5,457

Diluted	30,267	6,464	5,457

(1) During the years ended December 31, 2002 and 2001, the Company recorded non-cash amortization of acquired technology of $1.6 million and $138,000.
(2) Amortization of stock-based compensation included in cost of revenue	$694	$627	$754

(3) Amortization of stock-based compensation included in operating expenses:
Research and development	$1,247	$908	$1,519
Sales and marketing	1,281	1,695	1,423
General and administrative	278	1,297	1,224

Total stock-based compensation included in operating expenses	2,806	3,900	4,166

Total stock-based compensation	$3,500	$4,527	$4,920

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Notes Receivable from Stockholders	Deferred Stock- based Compen- sation	Accu- mulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	14,150	$14	5,370	$5	$16,135	$—	$(1,075)	$—	$(12,362)	$2,717
Issuance of Series E convertible preferred stock, net of issuance costs of $1,235	2,431	3	—	—	21,996	—	—	—	—	21,999
Issuance of warrants	—	—	—	—	1,124	—	—	—	—	1,124
Exercise of warrants	—	—	100	—	200	—	—	—	—	200
Exercise of stock options	—	—	2,005	2	1,525	(520)	—	—	—	1,007
Repurchase of stock	—	—	(51)	—	(5)	—	—	—	—	(5)
Deferred stock-based compensation	—	—	—	—	14,480	—	(14,480)	—	—	—
Issuance of common stock for services	—	—	20	—	100	—	—	—	—	100
Amortization of stock-based compensation	—	—	—	—	—	—	4,920	—	—	4,920
Translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)	$(17)
Net loss	—	—	—	—	—	—	—	—	(21,683)	(21,683)	(21,683)

Balance at December 31, 2000	16,581	17	7,444	7	55,555	(520)	(10,635)	(17)	(34,045)	10,362	$(21,700)

Exercise of stock options	—	—	75		168	—	—	—	—	168
Acquisition of technology	—	—	358	1	4,497	—	—	—	—	4,498
Repurchase of stock	—	—	(226)	—	(167)	—	—	—	—	(167)
Notes receivable from stockholders	—	—	—	—	—	(154)	—	—	—	(154)
Acceleration of employee stock options	—	—	—	—	31	—	—	—	—	31
Deferred stock-based compensation	—	—	—	—	4,410	—	(4,410)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	4,527	—	—	4,527
Cancellation of unvested options	—	—	—	—	(2,217)	—	2,217	—	—	—
Translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)	$(17)
Net loss	—	—	—	—	—	—	—	—	(7,805)	(7,805)	(7,805)

Balance at December 31, 2001	16,581	17	7,650	8	62,277	(674)	(8,301)	(34)	(41,850)	11,443	$(7,822)

Issuance of common stock from initial public offering, net of issuance costs of $4,555	—	—	5,000	5	37,940	—	—	—	—	37,945
Conversion of preferred stock to common stock	(16,581)	(17)	16,629	17	—	—	—	—	—	—
Exercise of warrants	—	—	187	—	—	—	—	—	—	—
Exercise of stock options	—	—	48	—	73	—	—	—	—	73
Repurchase of common stock	—	—	(75)	—	(56)	—	—	—	—	(56)
Amortization of stock-based compensation	—	—	—	—	—	—	3,500	—	—	3,500
Cancellation of unvested options	—	—	—	—	(1,850)	—	1,850	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	229	—	229	$229
Translation adjustment	—	—	—	—	—	—	—	(172)	—	(172)	(172)
Net income	—	—	—	—	—	—	—	—	2,390	2,390	2,390

Balance at December 31, 2002	—	$—	29,439	$30	$98,384	$(674)	$(2,951)	$23	$(39,460)	$55,352	$2,447

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,390	$(7,805)	$(21,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	505	1,089	1,528
Depreciation and amortization	1,846	1,771	658
Loss on disposal of property & equipment	214	—	—
Amortization of stock-based compensation	3,500	4,527	4,920
Acceleration of employee stock options	—	31	—
Amortization of acquired technology	1,597	138	—
Common stock issued for services	—	—	100
Amortization of warrants issued for services	52	86	838
Changes in assets and liabilities:
Accounts receivable	733	(3,326)	(14,837)
Prepaid and other current assets	(908)	2,397	(3,349)
Other long term assets	(395)	(82)	66
Accounts payable	167	574	558
Accrued and other current liabilities	(791)	5,749	8,212
Deferred revenue	(2,060)	4,092	15,914
Other long-term liabilities	120	334	—

Net cash provided by (used in) operating activities	6,970	9,575	(7,075)

Cash flows from investing activities:
Acquisition of technology	—	(250)	—
Purchases of short-term investments	(46,141)	—	—
Maturities of short-term investments	1,703	—	—
Return of (investment in) deposit	—	2,533	(2,533)
Purchases of property and equipment	(1,824)	(1,953)	(2,401)

Net cash provided by (used in) investing activities	(46,262)	330	(4,934)

Cash flows from financing activities:
Payments on capital lease obligations	(283)	(265)	(227)
Proceeds from short-term debt	1,600	4,667	—
Repayments on short-term debt	(3,200)	(3,183)	(200)
Issuance of employee notes receivable	—	(154)	—
Net proceeds from issuance of convertible preferred stock	—	—	21,999
Proceeds from initial public offering, net	37,945	—	—
Proceeds from issuance of common stock	73	168	1,213
Repurchase of common stock	(56)	(167)	(5)

Net cash provided by financing activities	36,079	1,066	22,780

Effect of change in exchange rates on cash and cash equivalents	(172)	(29)	(17)

Net increase (decrease) in cash and cash equivalents	(3,385)	10,942	10,754
Cash and cash equivalents at beginning of year	24,040	13,098	2,344

Cash and cash equivalents at end of year	$20,655	$24,040	$13,098

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$814	$—	$—

Cash paid for interest	$113	$232	$92

Non-cash financing activity:
Purchases of equipment subject to capital leases	$—	$—	$500

Note receivable from stockholder to purchase stock	$—	$—	$520

Issuance of common stock for acquisitions of a company and certain technology	$—	$4,498	$—

Liabilities assumed on acquisition	$—	$228	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION OF THE COMPANY

Plumtree Software, Inc. (the “Company”) was originally incorporated in the State of California on July 18, 1996 to develop and market infrastructure software and services that enable a business to deploy a corporate portal to information applications and Internet-based services. The Company reincorporated in the State of Delaware on May 31, 2002 (see Note 15).

The Company is subject to a number of risks associated with companies at a similar stage of development including competition from larger, more established companies, dependence on new product introductions, volatility of the industry, ability to obtain adequate funding to support growth, dependence on key individuals and the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company.

2.    SIGNIFICANT ACCOUNTING POLICIES

Recent Events

In June 2002, the Company completed the sale of a total of 5,000,000 shares of common stock in an initial public offering (“IPO”) at a price of $8.50 per share. The Company received total net proceeds of approximately $37.9 million upon the consummation of the IPO. See Note 3 for additional information relating to the IPO.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the local currency (with the exception of Switzerland which uses the Euro as its functional currency). Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense) and for the three years ended December 31 2002 these amounts have not been material.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date For the Year Ending December 31,			As of December 31, 2002
	2003	2004	Total Cost	Total Fair Value
Taxable auction rate securities	$11,300	$—	$11,300	$11,300
Commercial paper	1,494	—	1,494	1,495
US Government agencies	3,045	12,709	15,754	15,802
Corporate notes	—	15,890	15,890	16,070

Total	$15,839	$28,599	$44,438	$44,667

With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by either Moody’s of A-1 or higher, Fitch’s F-1 or higher or Standard & Poors of P-1 or higher.

The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company considers all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income, net. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places all of its cash and cash equivalents and short-term investments with high credit issuers. Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay for maintenance and maintains reserves for potential losses. The Company’s customer base is primarily composed of businesses throughout the United States, Europe and Asia.

No customer accounted for greater than 10% of total revenue for the years ended December 31, 2000, 2001 and 2002. One customer accounted for 28% of accounts receivable at December 31, 2001. As of December 31, 2002 no customer accounted for greater than 10% of accounts receivable.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Accounts

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31, 2000	$78	$1,528	$—	$1,606
Year ended December 31, 2001	$1,606	$1,089	$1,511	$1,184
Year ended December 31, 2002	$1,184	$505	$935	$754

Deductions include all charges against reserves. These deductions were made in the normal course of business and only for the specific use for which the reserve was identified and intended.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the shorter of the lease term or the estimated useful life of two to four years.

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change on tax rates is recognized in income in the period the change is enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Commissions

The Company records commissions due to employees relating to contracts that have been signed. The Company recognizes the commission expense in the period in which the commission is earned, which may or may not coincide with the recognition of revenue for the respective contract.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value on the date of grant. The Company has determined pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Years ended December 31,
	2002	2001	2000
Risk-free interest rate	3.6%	4.1%	6.3%
Expected life of the option	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	105%	0%	0%

The fair value of the ESPP was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions; risk free interest rate of 2.4% years; expected life of 1.25 years; dividend yield of 0%; and volatility of 105%.

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the years ended December 31, 2002, 2001 and 2000 were $2.88, $2.17 and $4.81 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the year ended December 31, 2002 was $4.94 per share. The Company’s pro forma net income (loss) and pro forma net income (loss) per share data under SFAS No. 123 is as follows:

	Years Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$2,390	$(7,805)	$(21,683)
Add: Stock-based employee compensation expense included in net income (loss)	3,500	4,527	4,920
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,377)	(6,618)	(5,567)
Pro forma net loss under SFAS 123	$(487)	$(9,896)	$(22,330)

Net income (loss) per common share—basic:
As reported under APB 25	$0.12	$(1.21)	$(3.97)
As reported under SFAS 123	$(0.02)	$(1.53)	$(4.09)
Net income (loss) per common share—diluted:
As reported under APB 25	$0.08	$(1.21)	$(3.97)
As reported under SFAS 123	$(0.02)	$(1.53)	$(4.09)

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the grant of certain stock options to employees during the years ended December 31, 2001 and 2000, the Company recorded deferred stock-based compensation of approximately $4.4 million and $14.5 million, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders’ equity and amortized on an accelerated basis over the vesting period of the applicable options, generally four years. No deferred stock based compensation was recorded during the year ended December 31, 2002. Approximately $3.5 million, $4.5 million and $4.9 million was expensed during the years ended December 31, 2002, 2001 and 2000, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder.

Restructuring Charges

In October 2002, the Company undertook a workforce reduction and incurred a charge of $441,000. The Company had paid for all of the costs incurred with the restructuring as of December 31, 2002.

In March 2001, the Company undertook a workforce reduction and abandonment of a leased facility and incurred a charge of $760,000. The Company had paid for all of the costs incurred with the restructuring as of December 31, 2001.

Software Development Costs

The Company accounts for internally generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the development of a working model and further defines as the completion of beta testing of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of unamortized cost or net realizable value. To date, internal software development costs that were eligible for capitalization have been insignificant and the Company has charged all software development costs to research and development expense as incurred.

The Company has capitalized technology costs associated with the acquisitions discussed in Note 6, as the technology acquired had reached technological feasibility prior to acquisition. The Company periodically reviews these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management include utilizing the percentage of completion method for recognition of certain revenues, the valuation allowance related to net deferred tax assets, the determination of the fair value of stock options, allowance for doubtful accounts and assessing the net realizable value of capitalized acquired technology.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to 2002 the Company entered into several license arrangements where its services were estimated to be essential to the functionality of the software but the scope of the implementation had not yet been completed. The Company deferred recognition of all revenue from such arrangements until the scope of the implementation had been determined and a scope document was prepared. Upon finalization of the implementation scope, if the implementation services were determined to be essential to the functionality of the software, services and license revenues were recognized using the percentage of completion method. If the final scope documents resulted in implementation services that were not essential to the functionality of the software, the software license fee was recorded as revenue and the non-essential services were recognized as the services were performed. Included in deferred revenue at December 31, 2000 was $6.2 million related to six arrangements for which the implementation scope was not yet finalized. Included in deferred revenue at December 31, 2001 was $7.1 million related to five arrangements for which the scope documents were not yet finalized. At December 31, 2002, there were no license arrangements included in deferred revenue where services to be provided by the Company were estimated to be essential to the functionality of the software.

Maintenance revenue relates to the technical support and software updates the Company provides to its customers. Revenue on maintenance contracts is recognized ratably over the term of the contract. If maintenance is bundled with a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE as established by the renewals the Company charges in accordance with its contracts and its established pricing.

For arrangements which require delivery of unspecified future products over a period, the Company uses the subscription method and recognizes revenue ratably over the period.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income (loss) per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for all potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the “if-converted” method.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net income (loss)	$2,390	$(7,805)	$(21,683)

Basic:
Weighted average shares of common stock outstanding	20,140	7,383	6,827
Less: Weighted average shares subject to repurchase	(279)	(919)	(1,370)

Weighted average shares used in computing basic net income (loss) per share	19,861	6,464	5,457

Basic net income (loss) per share	$0.12	$(1.21)	$(3.97)

Diluted:
Weighted average shares used above	19,861	6,464	5,457
Add: Weighted average shares subject to repurchase	279	—	—
Add: Weighted average adjustment to reflect the effect of the conversion of convertible preferred stock	6,996	—	—
Add: Net additional shares related to assumed option and warrant exercises under the treasury method	3,131	—	—
Weighted average shares used in computing diluted net
Income (loss) per share	30,267	6,464	5,457

Diluted net income (loss) per share	$0.08	$(1.21)	$(3.97)

Potentially dilutive securities not included in diluted weighted average shares outstanding include:

	As of December 31,
	2002	2001
	(in thousands)
Common stock subject to repurchase	—	476
Options to purchase common stock	4,685	8,331
Warrants	41	265
Series A preferred stock	—	1,422
Series B preferred stock	—	3,030
Series C preferred stock	—	4,656
Series D preferred stock	—	5,041
Series E preferred stock	—	2,431

Total	4,726	25,652

Common stock subject to repurchase includes founders’ stock and common stock issued pursuant to unvested option exercises (see Note 11).

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders (“comprehensive income”). Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combination” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no impact on the financial position or results of the Company’s operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which superceded APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization, which is to be replaced with methods of periodically evaluating goodwill for impairment. The Company adopted this statement during the first quarter of fiscal 2002 and it had no effect on its operating results or financial position because the Company had no goodwill as of December 31, 2001.

In June and August 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Statement No. 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that FASB Statement No. 143 will have a material impact on its financial position or results of operations. SFAS 144 was adopted in the quarter ended March 31, 2002 and did not have a material impact on the financial position or results of the Company’s operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. EITF 01-14 should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in EITF 01-14. The Company adopted EITF 00-14 beginning in 2002 and reclassified all prior year balances to conform to the policies outlined in EITF 01-14. EITF 01-14 had no impact on gross margin or net income but increased services revenue and cost of services revenue.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EIFT Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty which guarantees that the Company’s products will substantially conform to the Company’s current specifications for ninety days from the delivery date as well as indemnification for customers from third party claims. Through the year ended December 31, 2002, costs related to these guarantees and indemnifications have not been significant and the Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position and results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 in the year ended December 31, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period presentation.

3.    INITIAL PUBLIC OFFERING

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

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the closing of the Company’s IPO, 16,580,830 shares of the Company’s convertible preferred stock converted into common stock. Due to the anti-dilutive provisions of the Company’s Series E convertible preferred stock, the holders of the outstanding shares of Series E convertible preferred stock received an additional 48,605 shares of common stock upon the completion of the IPO.

4.    PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	As of December 31,
	2002	2001
Prepaid royalties, current portion	$810	$633
Prepaid other	1,350	619

	$2,160	$1,252

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2002	2001
Software and computer equipment	$5,356	$4,262
Furniture and fixtures	568	578
Leasehold improvements and other	867	906

	6,791	5,746
Accumulated depreciation and amortization	(4,093)	(2,812)

	$2,698	$2,934

6.    OTHER ASSETS

Other assets consist of the following (in thousands):

	As of December 31,
	2002	2001
Acquired technology, net of accumulated amortization of $1,735 and $138, respectively	$3,074	$4,838
Prepaid royalties, net of current portion	557	—
Other	292	339

	$3,923	$5,177

In July 2001, the Company acquired certain technology for $95,000. In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the consolidated statements of operations for the year ended December 31, 2001 subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $1.6 million and $138,000 for the years ended December 31, 2002 and 2001.

The following unaudited pro forma summary financial information (in thousands, except for per share information) combines the consolidated results of operations of the Company as if the acquisition of the Acquired Company had occurred at the beginning of each period presented. Preparation of the pro forma summary information was based on assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated at the beginning of each period presented nor does it purport to represent the future financial position and results of operations for future periods.

	Year Ended December 31,
	2001	2000
Revenue	$81,473	$35,111
Loss from operations	(9,171)	(24,361)
Net loss	(9,842)	(23,981)
Net loss per share (basic and diluted)	$(1.46)	$(4.17)
Weighted average common shares outstanding (basic and diluted)	6,761	5,755

7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2002	2001
Accrued commissions and bonus	$3,839	$4,471
Accrued sales taxes	1,361	1,551
Accrued vacation	1,249	1,101
Accrued royalties	647	1,058
Accrued third party software	928	—
Accrued ESPP	856	—
Accrued other	5,867	7,537

	$14,747	$15,718

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its facilities under operating lease agreements. The leases expire at various dates through 2006. As of December 31, 2002 future minimum lease payments under these agreements are as follows (in thousands):

Year Ended December 31,
2003	$2,797
2004	2,655
2005	2,737
2006	2,328

$10,517

Rent expense under operating leases was approximately $ 4.0 million, $3.8 million, and $1.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Notes Payable and Line of Credit

In April 1998, the Company entered into a loan agreement with a bank to borrow $750,000 at an interest rate of one percent above the bank’s prime rate. The loan matured in July 2001. The loan was collateralized by substantially all of the Company’s assets. In connection with this loan, the Company issued warrants to purchase 28,125 shares of Series C at $0.87 per share.

In March 2001, the Company entered into a revolving line of credit with a bank to borrow up to $7.5 million at an interest rate of one percent above the bank’s prime rate (4.25% at December 31, 2002) which originally matured in March 2002 and was extended through August 2002. In August 2002, the Company modified the line of credit agreement to decrease the original principal amount to $3.1 million and extended the maturity date through August 2003. The line is collateralized by substantially all of the Company’s assets. As of December 31, 2002 no amounts were outstanding under this facility. As of December 31, 2001, the Company had outstanding borrowings of $1.6 million under the line. In addition, the Company has issued a letter of credit for $2.5 million which is enforceable against the facility. The facility includes certain covenants, including liquidity requirements, all of which the Company was in compliance with as of December 31, 2002.

Royalties

The Company entered into an arrangement in 1998 with a software provider to license that company’s software and include it in the Company’s software. This arrangement was amended in May 2000. The Company is required to pay a royalty fee computed as a percentage of net revenue, as defined in the agreement, generated from sales of its product. This agreement expires on May 18, 2003. For the years ended December 31, 2002, 2001 and 2000 the Company incurred royalty expense of approximately $1.9 million, $4.5 million, and $1.1 million, respectively, related to this arrangement.

In 2000 and 2001, the Company has entered into various license arrangements with other software providers to license those software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Beginning in

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, the Company incurred royalty expense for the year of approximately $400,000, related to these arrangements. For the year ended December 31, 2002 the Company incurred royalty expense of approximately $1.3 million related to these arrangements.

Litigation

In December 2001, a former employee filed a lawsuit in the State Court in Philadelphia. The suit has been removed to the Federal Court in the Eastern District of Pennsylvania. The complaint alleged that the Company owed the former employee unpaid commissions and related damages. This lawsuit was settled out of court in December 2002.

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

The Company filed a motion (“Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In November 2002, a U.S. Magistrate Judge Erickson recommended that the Motion to dismiss be granted and the motion to transfer be dismissed as moot. Datamize has filed objections to this recommendation, and the matter is currently before the court.

In December 2002, the Company filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of the ‘137 patent. The parties have stipulated that Datamize’s response to the complaint will be due after the Montana Court rules on the Motion.

Based on other communications by Datamize’s counsel, the Company expects Datamize may take further legal action against the Company with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, the Company does not believe it is infringing on any valid patent claim of Datamize and intends to defend this lawsuit vigorously.

On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, the Company has requested a reconsideration of the dismissal and has filed an appeal of the dismissal with the Swiss Patent Office’s Appeals Board. In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree and to (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Various other legal claims arising in the normal course of business have been brought or threatened against the Company from time to time. Management believes that the ultimate resolution of these threatened actions or pending matters will not have a material adverse effect on the Company’s financial position or results of operations.

9.    CONVERTIBLE PREFERRED STOCK

Convertible preferred stock, par value $0.001, consists of the following, net of issuance costs (in thousands, except share information):

	As of December 31,
	2002	2001
Series A:
Authorized—0 shares and 1,458,621 shares, respectively
Outstanding—0 shares and 1,422,413 shares, respectively; liquidation preference of $0 and $550, respectively	$—	$538
Series B:
Authorized—0 shares and 3,030,303 shares, respectively
Outstanding—0 shares and 3,030,303 shares, respectively; liquidation preference of $0 and $2,000, respectively	—	1,993
Series C:
Authorized—0 shares and 4,699,155 shares, respectively
Outstanding—0 shares and 4,655,886 shares, respectively; liquidation preference of $0 and $4,035, respectively	—	4,002
Series D:
Authorized—0 shares and 5,189,282 shares, respectively
Outstanding—0 shares and 5,041,445 shares, respectively; liquidation preference of $0 and $8,016, respectively	—	7,975
Series E:
Authorized—0 shares and 2,604,167 shares, respectively
Outstanding—0 shares and 2,430,784 shares, respectively; liquidation preference of $0 and $23,336, respectively	—	21,999

	$—	$36,507

As of December 31, 2002 the total number of authorized shares of preferred stock was 20,000,000.

Significant rights, restrictions and preferences of Series A, B, C, D and E were as follows:

•	The holders of each outstanding share of Series A, B, C, D and E were entitled to receive annual, non-cumulative, dividends of $0.03, $0.05, $0.07, $0.13 and $0.77 per share, respectively, when and as declared by the board of directors, in preference to any distribution to the holders of the common stock.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	In the event of a liquidation, dissolution or winding-up of the affairs of the Company, the holders of each Series A, B, C, D and E were entitled to receive $0.39, $0.66, $0.87, $1.59 and $9.60 per share, respectively, plus all declared and unpaid dividends in preference to any distribution to the holders of the common stock

•	The preferred shares had full voting rights equivalent to the number of common stock shares into which they are convertible.

•	Upon completion of the Company’s initial public offering in June 2002 all shares of preferred stock were automatically converted into one share of common stock with the exception of the Series E Convertible Preferred Shareholders who received an additional 48,605 shares of common stock due to their anti-dilution rights.

10.    WARRANTS

In April 2000, in connection with the extension of the equipment lease line discussed in Note 8, a warrant was issued to the leasing company to purchase 11,250 shares of common stock at $2.00 per share. The right to purchase the common stock was immediately effective upon signing and exercisable for a period of seven years. The estimated fair value of the warrant at the date of issuance was approximately $45,000. This amount will be recognized as additional interest expense over the term of the lease line, which expires in 2003. As of December 31, 2002 this warrant was exercised.

In May 2000, in connection with the extension of a facilities lease, a warrant was issued to the landlord to purchase 32,391 shares of common stock at $9.60 per share. The right to purchase the common stock was immediately effective upon signing and exercisable for a period of six years. The estimated fair value of the warrant at the date of issuance was approximately $155,000. This amount will be recognized as additional rent expense over the term of the facilities lease, which expires in 2006.

In May 2000, the Company entered into a research and development agreement with a customer and stockholder. A warrant was issued to this customer to purchase up to 100,000 shares of common stock at $2.00 per share. The customer earned 20,000 shares under the warrant per month for five consecutive months in return for providing certain engineering services. The aggregate estimated fair value of the warrant was approximately $824,000 on the vesting dates. The warrant was fully vested and the aggregate estimated fair value was recognized as a research and development expense in the accompanying consolidated statement of operations for the year ended December 31, 2000. As of December 31, 2002, this warrant was exercised.

In September 2000, in connection with the extension of the operating lease discussed in Note 8, a warrant was issued to the lessor to purchase 8,639 shares of common stock at $9.60 per share. The right to purchase the common stock was immediately effective upon signing and exercisable for a period of six years. The estimated fair value of the warrant at the date of issuance was approximately $79,000. This amount will be recognized as additional rent expense over the term of the operating lease, which expires in 2006.

The fair market value of warrants on the date of grant was computed using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 5.6 percent to 6.8 percent, expected dividend yield of 0 percent, contractual lives of 0.1 to 7 years, and expected volatility of 70 percent.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    EQUITY INCENTIVE PLANS

In June 1997, the Company adopted the 1997 Equity Incentive Plan (the “Plan”) and has reserved 12,700,000 shares of common stock for issuance thereunder. Under the Plan, the board of directors may grant incentive and nonqualified stock options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value as determined by the board of directors on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. Options generally expire ten years after the date of grant and generally vest over one to four year period. In addition, certain option holder’s are entitled to exercise prior to the option’s vesting as long as they are employees. Should the employee subsequently leave, the Company has the right to repurchase unvested shares at the original exercise price. Option activity under the Plan through December 31, 2002 was as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Balance at December 31, 1999	437,876	3,859,156	$0.10
Authorized	5,000,000	—	—
Granted with exercise prices equal to fair value at date of grant	(291,500)	291,500	12.60	$2.62

Granted with exercise prices less than fair value at date of grant	(3,653,950)	3,653,950	3.01	$4.99

Exercised	—	(2,005,066)	0.76
Repurchased	51,096	—	0.08
Cancelled	559,657	(559,657)	2.04

Balance at December 31, 2000	2,103,179	5,239,883	$2.35
Authorized	2,000,000	—	—
Granted with exercise prices equal to fair value at date of grant	(3,555,250)	3,555,250	7.01	$1.16

Granted with exercise prices less than fair value at date of grant	(580,000)	580,000	5.00	$8.34

Exercised	—	(74,910)	2.24
Repurchased	226,226	—	0.74
Cancelled	969,225	(969,225)	6.02

Balance at December 31, 2001	1,163,380	8,330,998	$4.11

Authorized	7,700,000	—	—
Granted with exercise prices equal to fair value at date of grant	(1,175,300)	1,175,300	$7.27	$2.88

Exercised	—	(47,587)	$1.54
Repurchased	74,841	—	$0.74
Cancelled	1,167,558	(1,167,558)	$7.17

Balance at December 31, 2002	8,930,479	8,291,153	$4.08

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the options outstanding at December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.06–$ 0.09	2,357,292	5.8	$0.09	2,357,292	$0.09
$0.16	5,250	6.7	$0.16	5,250	$0.16
$0.32	50,000	7.0	$0.32	50,000	$0.32
$1.25	6,329	0.5	$1.25	6,329	$1.25
$2.00–$ 2.83	1,652,491	7.6	$2.38	1,363,241	$2.33
$3.20	145,500	9.5	$3.20	—	$—
$5.00–$ 7.18	2,501,587	8.6	$5.30	864,873	$5.15
$9.00–$12.60	1,572,704	7.9	$10.13	700,766	$9.58

$0.06–$12.60	8,291,153	7.5	$4.08	5,347,751	$2.73

At December 31, 2002, 133,211 shares of common stock were subject to repurchase by the Company at a weighted average exercise price of $1.18 per share.

At December 31, 2001 4,360,595 options were exercisable.

In January 2002, the board of directors approved the Company’s 2002 Stock Plan, 2002 Employee Stock Purchase Plan, and 2002 Director Option Plan effective upon completion of this initial public offering. Under these plans the Company has reserved 7,700,000, 2,000,000, and 400,000 shares of common stock, respectively, for future issuance.

12.    INCOME TAXES

The following is a geographic breakdown of income (loss) before the provision for income taxes (in thousands):

	Years Ended December 31,
	2002	2001	2000
Domestic	$6,202	$(995)	$(6,202)
Foreign	(2,632)	(6,127)	(15,481)

Total	$3,570	$(7,122)	$(21,683)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
State	$164	$168	$—
Foreign	1,016	515	—

Total provision	$1,180	$683	$—

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined using the current applicable enacted tax rate and provisions of the enacted tax law. Provision for income taxes recorded to date primarily relates to income taxes payable on income generated in foreign and domestic state tax jurisdictions. The components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2002	2001
Cumulative net operating loss carryforwards	$2,580	$9,024
Research and development tax credits	2,699	1,882
Alternative minimum tax credit	—	168
Cumulative temporary differences	1,878	3,762

Total deferred tax assets	7,157	14,836
Valuation allowance	(7,157)	(14,836)

Net deferred tax assets	$—	$—

The Company has federal and state net operating loss carryforwards as of December 31, 2002 of approximately $6.5 million and $8.3 million, respectively, to offset future federal and state taxable income. The net operating loss carryforwards expire at various dates through the year 2022. A valuation allowance has been recorded for the entire net deferred tax asset as a result of management’s uncertainties regarding realization of the asset including limited operating history of the Company, the lack of sustained annual profitability and uncertainty over future operating profitability and taxable income.

The Tax Reform Act of 1986 contains provisions, which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

The provision for income taxes differs from the expected amount computed by applying the statutory Federal income tax rate of 34% to pre tax income (loss) as follows:

	As of December 31,
	2002	2001	2000
Federal statutory rate	34.0%	(34.0)%	(34.0)%
State taxes net of federal benefit	4.6	(5.8)	(5.8)
Alternative minimum taxes	—	2.3	—
Non-deductible compensation	37.9	25.5	9.3
Federal and state credits	(36.1)	(16.1)	(2.0)
Other	—	0.3	(3.9)
Foreign taxes	27.1	6.9	—
Change in valuation allowance	(34.4)	30.5	36.4

	33.1%	9.6%	—%

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company has organized its operations based on a single operating segment: the development and delivery of corporate portal, collaboration, content management and search software as well as related maintenance and services for enterprises.

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	$49,581	$54,055	$24,017
Maintenance	18,462	11,102	2,541
Professional services and training	14,876	16,316	8,553

Total	$82,919	$81,473	$35,111

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and Asia Pacific. Substantially all of our assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenue by geographic region:
Americas	$67,263	$74,451	$32,593
Non-Americas	15,656	7,022	2,518

Total	$82,919	$81,473	$35,111

14.    RELATED PARTY TRANSACTIONS

In December 1999, the Company entered into an agreement with a customer for the sale of license, services and maintenance. In May 2000, this customer became a Series E preferred shareholder on terms identical to the other third-party Series E investors. For the years ended December 31, 2002, 2001 and 2000 the Company recognized revenue of approximately $867,000, $471,000 and $876,000, respectively, from this customer. As of December 31, 2002, the Company had an accounts receivable balance from this customer of $91,000.

In February and November 2000, the Company entered into an agreement with a Series D and Series E preferred shareholder for the sale of license and services. For the year ended December 31, 2000, the Company recognized revenue of $277,000. For the years ended December 31, 2001 and 2002, revenue from this customer was not significant.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2000, the Company entered into an agreement with a customer for the sale of license, services and maintenance. In May 2000, this customer became a Series E preferred shareholder on terms identical to the other third-party Series E investors. For the years ended December 31, 2000, 2001 and 2002, the Company recognized revenue from this customer of approximately $1.7 million $638,000 and $859,000, respectively. As of December 31, 2002, the Company had an accounts receivable balance from this customer of $164,000.

In August 2000, the Company entered into a note with an officer of the Company in the amount of $520,000 to exercise options. This note is full recourse at 6.0 percent per annum and is payable upon demand. Subsequent to December 31, 2002 through the date of this filing, the officer has repaid a portion of the note and the current outstanding balance is $384,000.

In October 2001, the Company entered into notes with two employees for a total of $154,000. These notes are full recourse at 6.0 percent per annum and mature in October 2003. These notes were repaid in full during February 2003.

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly information for 2001 and 2002 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001:
Total revenue	$18,717	$19,393	$20,586	$22,777
Gross margin	13,797	15,054	15,978	17,521
Net income (loss)	$(6,063)	$(1,006)	$51	$(787)

Basic net income (loss) per share	$(0.99)	$(0.16)	$0.01	$0.10

Diluted net income (loss) per share	$(0.99)	$(0.16)	$0.00	$0.03

2002:
Total revenue	$23,176	$22,585	$17,678	$19,480
Gross margin	17,495	17,670	13,850	15,746
Net income (loss)	$157	$1,269	$(889)	$1,853

Basic net income (loss) per share	$0.02	$0.09	$(0.03)	$0.06

Diluted net income (loss) per share	$0.01	$0.04	$(0.03)	$0.06

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March, 2003.

PLUMTREE SOFTWARE, INC.

By:	/s/ JOHN H. KUNZE
John H. Kunze

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John H. Kunze, Eric Borrmann and Greg Wharton, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact, or any substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN H. KUNZE John H. Kunze	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

/s/ ERIC BORRMANN Eric Borrmann	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003

/s/ JOHN DILLON John Dillon	Director	March 24, 2003

/s/ RUPEN DOLASIA Rupen Dolasia	Director	March 24, 2003

/s/ PIERRE LAMOND Pierre Lamond	Director	March 24, 2003

/s/ JAMES RICHARDSON James Richardson	Director	March 24, 2003

/s/ BERNARD WHITNEY Bernard Whitney	Director	March 24, 2003

S-1

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Kunze, certify that:

1.    I have reviewed this annual report on Form 10-K of Plumtree Software, Inc.

2.    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”)

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing similar functions):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By:	/s/ JOHN KUNZE

Name:	John Kunze

Title:	Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Borrmann, certify that:

1.    I have reviewed this annual report on Form 10-K of Plumtree Software, Inc.

2.    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”)

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing similar functions):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By:	/s/ ERIC BORRMANN

Name:	Eric Borrmann

Title:	Chief Financial Officer