Form 10-Q
period 2003-03-31
PLUMTREE SOFTWARE INC
filed 2003-05-09
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    ☒  No

The number of shares outstanding of the issuer’s common stock as of March 31, 2003 was 29,942,164 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

March 31, 2003

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of March 31, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,985	$20,655
Short-term investments	44,732	44,667
Accounts receivable (net of allowance for doubtful accounts of $600 and $754, respectively)	12,017	16,619
Prepaid expenses and other current assets	2,650	2,160

Total current assets.	81,384	84,101
Property and equipment, net	2,550	2,698
Other assets	3,439	3,923

Total assets	$87,373	$90,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,050	$1,630
Accrued and other current liabilities	10,785	14,747
Deferred revenue	17,622	18,539

Total current liabilities	29,457	34,916
Other long-term liabilities	458	454

Total liabilities	29,915	35,370

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized – 20,000 shares
Outstanding – 0 shares	—	—
Common stock, $0.001 par value:
Authorized – 100,000 shares
Outstanding – 29,942 and 29,439 shares, respectively	30	30
Additional paid-in capital	99,052	98,384
Notes receivable from stockholders	(332)	(674)
Deferred stock-based compensation	(2,343)	(2,951)
Accumulated other comprehensive income (loss)	(18)	23
Accumulated deficit	(38,931)	(39,460)

Total stockholders’ equity	57,458	55,352

Total liabilities and stockholders’ equity	$87,373	$90,722

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Revenue:
Licenses	$8,451	$16,055
Services and maintenance	8,718	7,121

Total revenue	17,169	23,176
Cost of revenue:
Licenses	377	1,672
Services and maintenance	2,186	3,316
Amortization of stock-based compensation and acquired technology	496	693

Total cost of revenue	3,059	5,681

Gross margin	14,110	17,495
Operating expenses:
Research and development	4,749	4,583
Sales and marketing	6,928	9,267
General and administrative	1,623	2,226
Amortization of stock-based compensation	489	999

Total operating expenses	13,789	17,075

Income from operations	321	420
Other income (expense), net:
Interest income (expense), net	211	(59)
Other income (expense), net	115	(43)

Total other income (expense), net	326	(102)

Income before income taxes	647	318
Provision for income taxes	118	161

Net income	$529	$157

Net income per common share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.01

Weighted average common shares outstanding:
Basic	29,668	7,254

Diluted	32,490	29,465

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$529	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(118)	496
Accretion on short-term investments	82	—
Depreciation and amortization	443	451
Loss on disposal of property and equipment	—	214
Amortization of stock-based compensation	591	1,277
Amortization of acquired technology	394	415
Amortization of warrants issued for services	13	13
Changes in assets and liabilities:
Accounts receivable	4,720	(1,503)
Prepaid expenses and other current assets	(503)	(1,430)
Other assets	90	(273)
Accounts payable	(580)	315
Accrued and other current liabilities	(3,914)	1,987
Deferred revenue	(917)	(834)
Other long-term liabilities	4	42

Net cash provided by operating activities	834	1,327

Cash flows from investing activities:
Purchases of property and equipment	(296)	(554)
Purchases of short-term investments	(3,617)	—
Proceeds from sale of short-term investments	3,550	—

Net cash used in investing activities	(363)	(554)

Cash flows from financing activities:
Payments on capital lease obligations	(48)	(70)
Proceeds from short term debt	—	1,600
Payments on short term debt	—	(1,600)
Repayments of employee notes receivable	342	—
Proceeds from issuance of common stock	698	29
Repurchases of common stock	(12)	(11)

Net cash provided by (used in) financing activities	980	(52)

Effect of change in exchange rates on cash and cash equivalents	(121)	115

Net increase in cash and cash equivalents	1,330	836
Cash and cash equivalents at beginning of period	20,655	24,040

Cash and cash equivalents at end of period	$21,985	$24,876

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$186	$—

Cash paid for interest	$87	$32

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(information as of March 31, 2003

and for the three months ended March 31, 2003 and 2002 is unaudited)

Note 1.    BACKGROUND AND BASIS OF PRESENTATION

The Company

Plumtree Software, Inc., (the “Company”) develops and markets infrastructure software and services that enable businesses to deploy corporate portals to information applications and Internet-based services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K filed on March 24, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2003.

Revenue Recognition

License revenue consists principally of revenue from the licensing of the Company’s software and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, (3) the services do not include significant modifications to the features and functionality of the software, and (4) the services are not essential to the functionality of the software.

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

Stock-Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value on the date of grant. The Company has determined pro forma information regarding net income (loss) and net income (loss) per common share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	2.55%	4.44%
Expected life of the option	4 years	4 years
Dividend yield	0%	0%
Volatility	109%	0%

The fair value of the Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2003 was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions; risk free interest rate of 1.4%; expected life of 1.25 years; dividend yield of 0%; and volatility of 109%.

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months ended March 31, 2003 and 2002 were $2.29 and $2.13 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended March 31, 2003 was $1.65 per share. The Company’s pro forma net income (loss) and pro forma net income (loss) per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income as reported	$529	$157
Add: Stock-based employee compensation expense included in net income	591	1,277
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,083)	(1,814)

Pro forma net loss under SFAS 123	$(963)	$(380)

Net income (loss) per common share – basic:
As reported under APB 25	$0.02	$0.02

As reported under SFAS 123	$(0.03)	$(0.05)

Net income (loss) per common share – diluted:
As reported under APB 25	$0.02	$0.01

As reported under SFAS 123	$(0.03)	$(0.05)

Amortization of stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Amortization of stock-based compensation included in cost of revenue	$102	$278
Amortization of stock-based compensation included in operating expenses:
Research and development	224	406
Sales and marketing	216	488
General and administrative	49	105

Total stock-based compensation included in operating expenses	489	999

Total stock-based compensation	$591	$1,277

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for the Year Ending December 31,				As of March 31, 2003
	2003	2004	2005	Total Cost Value	Total Fair Value
Taxable auction rate securities	$13,750	$—	$—	$13,750	$13,750
US Government agencies	3,023	8,272	2,500	13,795	13,854
Corporate notes	—	16,878	—	16,878	17,128

Total	$16,773	$25,150	$2,500	$44,423	$44,732

With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by either Moody’s of A-1 or higher, Fitch’s of F-1 or higher or Standard & Poor’s of P-1 or higher.

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

Intangible Assets

In July 2001, the Company acquired certain technology for $95,000. In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001 subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $394,000 and $415,000 for the three months ended March 31, 2003 and 2002.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Commissions and bonus	$1,610	$3,839
Sales taxes	1,247	1,361
Vacation	1,328	1,249
Royalties	666	647
Third party software	87	928
ESPP	300	856
Other	5,547	5,687

	$10,785	$14,747

Litigation and Contingencies

On May 17, 2002 Datamize LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 (“‘137 patent”) owned by Datamize. Datamize, based in Florence, Montana describes itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize is seeking, among other things, injunctive relief and unspecified damages.

The Company filed a motion (“Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In November 2002, a U.S. Magistrate, Judge Erickson, recommended that the motion to dismiss be granted and the motion to transfer be dismissed as moot. Datamize has filed objections to this recommendation, and the matter is currently before the court.

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

Based on other communications by Datamize’s counsel, the Company expects Datamize may take further legal action against the Company with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, the Company does not believe it is infringing on any valid patent claim of Datamize and intends to defend this lawsuit vigorously and pursue its claim for declaratory relief.

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

In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain leasehold improvements during the lease term. The Company is currently unable to determine the Company’s potential liability related to this matter at this time. Management does not believe that the outcome of this matter will have a material impact on the Company’s financial condition, liquidity or results of operations.

The results of the above issues and proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Royalties

The Company entered into an arrangement in 1998 with a software provider to license that company’s software and include it in the Company’s software. This arrangement was amended in May 2000. The Company is required to pay a royalty fee computed as a percentage of net revenue, as defined in the agreement, generated from sales of its product. This agreement expires on May 18, 2003. For the three months ended March 31, 2003 the Company did not incur any royalty expense related to this software provider. For the three months ended March 31, 2002 the Company incurred approximately $1.3 million of royalty expense related to this software provider.

The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months ended March 31, 2003 and 2002 the Company incurred royalty expense of approximately $375,000 and $369,000, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2003	2002
Net income	$529	$157
Basic:
Weighted average shares of common stock	29,778	7,665
Less: Weighted average shares subject to repurchase	(110)	(411)

Weighted average shares used in computing basic net income per common share	29,668	7,254

Basic net income per common share	$0.02	$0.02

Diluted:
Weighted average shares used above	29,668	7,254
Add: Weighted average shares subject to repurchase	110	411
Add: Net additional shares related to assumed option and warrant exercises under the treasury stock method	2,712	5,219
Add: Weighted average adjustment to reflect the effect of the assumed conversion of convertible preferred stock	—	16,581

Weighted average shares used in computing diluted net income per common Share	32,490	29,465

Diluted net income per common share	$0.02	$0.01

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Options to purchase common stock	5,213	—
Warrants	41	—

Total	5,254	—

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 was adopted in the quarter ended March 31, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 was adopted in the quarter ended March 31, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position and results of operations.

Note 2.    Segment Reporting

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

The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Revenues:
License	$8,451	$16,055
Maintenance	5,456	3,941
Professional services and education	3,262	3,180

Total	$17,169	$23,176

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Revenues:
United States of America	$12,274	$18,575
Other	4,895	4,601

Total	$17,169	$23,176

For the three months ended March 31, 2003 no customer represented more than 10% of the Company’s total revenues. For the three months ended March 31, 2002 one customer represented 19% of the Company’s total revenues. As of March 31, 2003, one customer accounted for 11% of accounts receivable. At March 31, 2002, one customer accounted for 15% of accounts receivable.

Note 3.    Other Comprehensive Income

Other comprehensive income includes net income, unrealized gains on available-for-sale securities and foreign currency translation adjustments.

Other comprehensive income is comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Net income	$529	$157
Other comprehensive income:
Change in accumulated foreign currency translation adjustments	(121)	115
Change in accumulated unrealized gain on available-for-sale securities	80	—

Total comprehensive income	$488	$272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified in our form 10K filed with the Securities and Exchange Commission) on March 24, 2003, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

General

We develop, market and sell corporate portal, collaboration, content management and search software as well as related services for enterprises. These technologies work together to in an online work environment that we call the Enterprise Web. The Enterprise Web offers customers a foundation for building Web applications more quickly, at lower cost. Our Enterprise Web solution allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create new information and services. Our software also supports a wide range of online business processes, so users can complete tasks more efficiently. For example, using our solution, a company’s employees can send e-mail, read competitive news or update a sales database, accessing multiple systems in one experience. Supervisors can also use our solution to assign projects and approve expenses. Similarly, a company’s customers can use our portal to search for support articles, participate in online discussions or access billing information.

We believe that the range of resources that our software can integrate and our proprietary Internet technology for performing this integration for hundreds of thousands of users differentiate our solution and create significant value for our customers. We also provide professional services and training, maintenance and support services to our customers. Since 1997, we have licensed our software to more than 450 customers from a broad range of industries and government.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	software revenue recognition;

•	allowance for doubtful accounts;

•	valuation allowance against deferred tax assets;

•	assessing the realizability of capitalized acquired technology; and

•	determination of the fair value of options granted to employees.

Software Revenue Recognition

Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition”, as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Acceptance: Our typical end user license agreement does not include customer acceptance provisions. If the arrangement specifies acceptance provisions, we defer the revenue until the earlier of written acceptance is received from the customer or the customer’s acceptance rights expire.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and is on standard payment terms. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct credit reviews for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognizes the revenue upon cash collection.

Allowance for Doubtful Accounts

We have provided an allowance for doubtful accounts of $600,000 as of March 31, 2003 for estimated losses resulting from the inability of our customers to make their required payments.

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

Assessing the Realizability of Capitalized Acquired Technology

We have capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At March 31, 2003, the unamortized costs related to the purchased software were approximately $2.7 million and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months ended March 31, 2003 and 2002 we recognized $591,000 and $1.3 million of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Three Months Ended March 31,
	2003	2002
Net income as reported	$529	$157
Add: Stock-based employee compensation expense included in net income	591	1,277
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,083)	(1,814)

Pro forma net loss under SFAS 123	$(963)	$(380)

Net income (loss) per common share – basic:
As reported under APB 25	$0.02	$0.02

As reported under SFAS 123	$(0.03)	$(0.05)

Net income (loss) per common share – diluted:
As reported under APB 25	$0.02	$0.01

As reported under SFAS 123	$(0.03)	$(0.05)

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue

Revenue decreased to $17.2 million in the three months ended March 31, 2003 from $23.2 million in the three months ended March 31, 2002. Between these periods, license revenue decreased 47% and services and maintenance revenue grew 22%.

Licenses.  License revenue decreased to $8.5 million in the three months ended March 31, 2003 from $16.1 million in the three months ended March 31, 2002. The decrease in license revenue for the three months ended March 31, 2003 over results for the comparable period in 2002 was due primarily to customers delaying purchasing decisions or failing to make purchases due to the current downturn in the overall software market, offset by the decrease in our deferred license revenue from prior quarter. At December 31, 2002 the Company had deferred revenue in the amount of $798,000 related to a reseller arrangement. During the three months ended March 31, 2003 this reseller’s rights to resell our products expired. The remaining deferred revenue balance was recognized in January 2003.

Services and Maintenance.  Services and maintenance revenue increased to $8.7 million in the three months ended March 31, 2003 from $7.1 million in the three months ended March 31, 2002, primarily due to increased maintenance we provided to our new and existing customers. Services revenue increased to $3.3 million for the three months ended March 31, 2003 as compared to $3.2 million for the three months ended March 31, 2002. Maintenance revenue increased to $5.4 million in the three months ended March 31, 2003 from $3.9 million in the three months ended March 31, 2002.

Cost of Revenue

Licenses.  Our cost of licenses consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of licenses decreased to $771,000 in the three months ended March 31, 2003 from $2.1 million in the three months ended March 31, 2003. Our cost of license revenue decreased in the three months ended March 31, 2003 as compared to the comparable quarter in 2002 primarily due to decreased royalty payments due to the shipment of version 4.5WS of our portal product. Version 4.5WS (and later versions of our portal product) incorporate proprietary technology not subject to royalty payments in replacement of certain functionality previously provided by third-party vendors. Royalty expense for the three months ended March 31, 2003 was $375,000 as compared to $1.7 million in the comparable period in 2002.

Services and Maintenance.  Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance decreased to $2.2 million in the three months ended March 31, 2003 from $3.3 million in the three months ended March 31, 2002. This decrease was attributable primarily to the decrease in headcount in our professional services and technical support departments, a reduction in the use of independent contractors as well as to a $327,000 credit to expense from the expiration of a software contract purchased but never placed into service and a reduction in the use of third-party consultants. As of March 31, 2003, we had 50 professional services and technical support personnel as compared to 69 at March 31, 2002.

Amortization of Stock-Based Compensation.  In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of this stock-based compensation related to cost of services for the three months ended March 31, 2003 and 2002 were $102,000 and $278,000, respectively.

Operating Expenses

Research and Development.  Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers on an independent contractor basis. Research and development expenses increased to $4.7 million in the three months ended March 31, 2003 from $4.6 million in the three months ended March 31, 2002, due to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. As of March 31, 2003, we had 113 employees in research and development as compared to 101 employees as of March 31, 2002.

Sales and Marketing.  Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses decreased to $6.9 million in the three months ended March 31, 2003 from $9.3 million in the three months ended March 31, 2002, primarily as a result of lower commissions for our sales personnel resulting from reduced license invoicing, and reduced marketing expenditures resulting from our increased efforts to control our costs. Sales expenses decreased to $5.9 million in the three months ended March 31, 2003 from $8.0 million in the three months ended March 31, 2002 due primarily to reduced salaries as a result of lower headcount and a $801,000 decrease in sales commissions due to reduced license invoicing. Marketing expenses decreased to $1.0 million in the three months ended March 31, 2003 from $1.3 million in the three months ended March 31, 2002 due primarily to reduced salaries as a result of lower headcount. As of March 31, 2003, we had 106 employees in sales and marketing as compared to 121 employees as of March 31, 2002.

General and Administrative.  General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information services costs and costs associated with being a public company. General and administrative expenses decreased to $1.6 million in the three months ended March 31, 2003 from $2.2 million in the three months ended March 31, 2002, primarily as a result of a reduction in bad debt expense due to a decrease in accounts receivable. As of March 31, 2003, we had 25 general and administrative personnel as compared to 26 as of March 31, 2002. We expect this expense to increase in future periods as we incur additional costs associated with being a public company including compliance with the Sarbanes-Oxley Act, securities exchange listing rules and other related rules and regulations. Many of the requirements of the Sarbanes-Oxley Act and NASDAQ listing rules are not yet fully enacted. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

Amortization of Stock-Based Compensation.  Amortization of stock-based compensation related to operating expenses for the three months ended March 31, 2003 and 2002 were $489,000 and $1.0 million, respectively.

Certain of our expense items are subject to inherent estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. The net balance of other income increased to $326,000 in the three months ended March 31, 2003 as compared to a net balance of other expense of $(102,000) in the three months ended March 31, 2002, primarily as a result of increased interest income and a favorable result of foreign currency transactions. Interest income, net of expenses, increased to $211,000 for the three months ended March 31, 2003 from $70,000 for the comparable period in 2002 primarily from interest income from short-term investments. The effect of foreign currency transactions was a gain of $115,000 for the three months ended March 31, 2003 as compared to a loss of $(128,000) for the comparable period in 2002.

Provision for Income Taxes

We recorded an income tax provision of $118,000 and $161,000 for the three months ended March 31, 2003 and 2002 primarily related to income taxes currently payable on income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

From inception through 2000, we primarily financed our operations and capital expenditures through private sales of convertible preferred stock, with net proceeds of $36.5 million, as well as through bank loans and equipment leases. In 2001, we primarily financed our operations and capital expenditures through cash flow from our operations as well as through bank borrowings. In June 2002, we successfully completed our initial public offering resulting in net proceeds of $37.9 million. As of March 31, 2003, we had $66.7 million of cash and cash equivalents and short-term investments and $51.9 million in working capital.

Our net cash provided by operating activities was $834,000 and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. The increase in our net income between these periods was offset primarily by the decrease in deferred revenue and certain other working capital balances. Our change in deferred revenue decreased to $917,000 and $834,000 for the three months ended March 31, 2003 and 2002. Our change in accounts receivable increased to $4.7 million for the three months ended March 31, 2003, from a decrease of $1.5 million for the comparable period in 2002. Our change in prepaid expenses and other current assets decreased to $503,000 for the three months ended March 31, 2003, from a decrease of $1.4 million for the comparable period in 2002. Prepaid expenses are primarily related to advance payments made to technology vendors and insurance.

Capital expenditures were $296,000 and $554,000 for the three months ended March 31, 2003 and 2002. Our capital expenditures in the first quarter of 2003 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

We have a $3.1 million revolving line of credit with Silicon Valley Bank with a maturity date of August 2003. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of March 31, 2003, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. We are also required to maintain a minimum cash balance with Silicon Valley Bank, with which requirement we were in compliance at March 31, 2003.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 was adopted in the quarter ended March 31, 2003 and did not have a material impact on the financial position or results of our operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 was adopted in the quarter ended March 31, 2003 and did not have a material impact on the financial position or results of our operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on its financial position and results of operations.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

Our efforts to establish and maintain the Plumtree Corporate Portal and related products as an enterprise-wide platform may fail and, as a result, our revenue may not increase and our ability to compete successfully may be impaired.

We have expended, and plan to continue to expend, significant resources to establish our portal as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for building new applications. To succeed, we must develop and market both enhancements to our Plumtree Corporate Portal and new products and services that expand its functionality. Plumtree Collaboration Server and Plumtree Studio Server, each released commercially in the first quarter of 2002 and our Content Server released in November 2002, are our most significant new product developments since the introduction of the Plumtree Corporate Portal. These and other new products and subsequent versions of our products may not achieve widespread market acceptance.

Even if we are successful in establishing our products as an enterprise-wide platform, we face, among others, the following risks:

•	We will likely face new and in many cases larger competitors, and some of our current system integrators and technology partners with whom we work closely may come to view our new products and services as competitive with their own products and services.

•	In order to remain competitive, we must increase the number of systems and applications that can be integrated into and built with our portal platform as Web services, which will increasingly strain our development and support infrastructure and may require us to add significant additional personnel.

•	The industry may develop and adopt technology standards different from the standards presently incorporated in our products resulting in our products becoming less competitive.

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

We have a history of losses, and we may never sustain annual profitability, which would have a harmful effect on our business and the value of our common stock.

We have incurred substantial net losses in each year from our inception in July 1996 through 2001. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. In 2002 we achieved annual profitability for the first time in our history and recorded net income of $2.4 million. As of March 31, 2003, we had an accumulated deficit of approximately $38.9 million.

Given the level of our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and negative cash flows. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to sustain operating profitability on an annual basis. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to continue to operate profitably on a quarterly or annual basis would have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

As a result of our limited operating history and the emerging and evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends upon our ability to continue to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers with substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of installation, modification and consulting fees and support and maintenance fees. Our services revenue has lower gross margin than our license revenue. If the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

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

The market for corporate portal software is newly emerging and there can be no assurance that additional customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	withstand downturns in general economic conditions or conditions that slow corporate spending on software products, such as the downturn we are currently experiencing in the overall software market.

•	enhance our portal solution to meet changing customer demand;

•	effectively market the Plumtree Corporate Portal and related products and services;

•	hire, train and retain a sufficient number of qualified sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services to be more appealing to customers than those of our competitors or of our customers’ internally-developed solutions; and

•	develop a favorable reputation among our customers, potential customers and participants in the software industry who can serve as reference accounts for our products and services.

Some of these factors are beyond our control. If our customer base does not expand, we may never become profitable on an annual basis.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended March 31, 2003, our top 10 customers accounted for approximately 32% of our total revenue. Similarly, for each quarter over the last two years, generally a different customer has represented at least 10% of our total quarterly revenue. Our operating results and stock price could be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

We generate our revenue from licenses of the Plumtree Corporate Portal and related products and services, including Plumtree Portlet Web Services (formerly known as “gadgets”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform. We expect that our portal product, and future upgraded versions of this product, including the anticipated release of version 5.0 of our portal product, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our product. For example, our future success depends in part on the widespread market acceptance of version 4.51 of our portal product, released in mid-year 2002 as version 4.5WS. If new and future versions of our products and services, including the upcoming release of version 5.0 of the Plumtree Corporate Portal as well as upcoming releases of our Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. As an example, in the first quarter of 2003 we experienced a decline in license revenues from our core portal product resulting from delayed purchasing decisions from our customers due to the current downturn in the software market.

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

We sell our products primarily through our direct sales force and we expect to continue to do so in the future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of six months or more before newly-hired direct sales people become productive and can generate revenue. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

We have relationships with a large number of systems integrators and resellers, such as Cap Gemini Ernst & Young, Computer Sciences Corporation, Lexis Nexis and Project Performance Corporation. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships are a key factor in our overall business strategy and involve a number of risks, including:

•	Systems integrators and resellers may not view their relationships with us as valuable or significant to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.

•	Systems integrators may attempt to market their own products and services rather than ours.

•	Our competitors may have stronger relationships with these parties and, as a result, these system integrators and resellers may recommend a competitor’s products and services over ours.

•	Under our co-deployment model, we often rely on our system integrators’ and resellers’ employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or performed inadequately.

•	If we lose our relationships with our systems integrators and resellers, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

If our alliances with technology and content providers are discontinued, our future growth will be impaired.

We have relationships with technology providers, such as Project Performance Corporation, Stellant, Inxight, Pinnacor (formerly Screaming Media), Oblix, BEA and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software or software we furnish contains errors, we may lose customers or experience reduced market acceptance of our products.

Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products released commercially in the first quarter of 2002, the Plumtree Collaboration Server, the Plumtree Studio Server, as well as version 4.5WS of our corporate portal product (released in May 2002), upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors. Some of our customers require, or may require, enhanced modifications of our software for their specific needs. Modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers.

If we are unable to develop products that are compatible and can be integrated with a large variety of hardware, software, database and networking systems, our ability to attract and retain customers will be harmed.

The Plumtree Corporate Portal is designed to support a broad set of software applications and online services through Plumtree Portlet Web Services. To gain broad market acceptance, we believe that we must support an increased number of operating environments, applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our corporate portal product with products in their portfolio.

Some of our customers are in the preliminary phase of implementing our portal product and this implementation may not proceed on a timely basis or at all.

Some of our customers, such as ConAgra, Cox Enterprises, CSG Systems, ProBusiness, Tennessee Valley Authority, Tokyo Electric, Unilever and others are currently in a pre-deployment or preliminary stage of implementing our portal product and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our product.

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

We are highly dependent on certain members of our management staff, including, without limitation, our chief executive officer, John Kunze and our vice president of engineering, John Hogan. Our Vice President of World Wide Operations recently left the Company in April 2003 and has not yet been replaced. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our management and engineering team. The loss of one or more of these officers or engineers may impede the achievement of our business objectives. None of our officers or key employees are bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options or restricted stock vested, their economic incentive to remain in our employ may be diminished.

If we are unable to recruit and train new personnel, our operations will be disrupted and our growth impaired.

Recruiting and retaining qualified technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for specialized employees in our industry can be intense. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting for a Vice President of Sales and skilled technical personnel for our professional services group. It may take an extended period of time to hire a new Vice President of Sales and a sufficient number of new technical professionals. Without a senior sales executive in place the Company’s sales force may lack direction and our sales process and productivity may suffer. Similarly, we may not be able to meet customer or internal demand for professional services. Once hired, these new personnel will need time to familiarize themselves with Plumtree and our business practices. We anticipate a need to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

Managing the growth of our operations will continue to strain managerial, operational and financial resources, and if we are unable to do so our business and operating results could be harmed.

The planned expansion of our operations without a corresponding increase in headcount will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors, including our ability to rapidly:

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

We have invested capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 18.9%, 8.6% and 7.2% of our total revenue during the years ended December 31, 2002, 2001 and 2000, respectively. If we are unable to continue to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow or undermine our overall growth.

We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, South Korea, Australia, Italy, Spain, Brazil, Portugal, Sweden, Taiwan, the Netherlands, Japan and others. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. However, even if we successfully expand our international operations and successfully modify our products, there can be no assurance that we will be able to maintain or increase international market demand for our products.

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

On November 13, 2001, we commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. In addition, we and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree; and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

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

On May 17, 2002, Datamize, LLC filed a lawsuit against us in the United States District Court for the District of Montana alleging that we infringe U.S. Patent Number 6,014,137 owned by Datamize. Datamize is seeking, among other things, injunctive relief and unspecified damages. Based on other communications by Datamize’s counsel, we expect Datamize may take further legal action against us with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, we do not believe we are infringing any valid patent claim of Datamize and we intend to defend this lawsuit and pursue our claim for declaratory relief vigorously. Since the outcome of any litigation is uncertain, we may not prevail in the lawsuit brought by Datamize. If our portal were found to infringe U.S. Patent Number 6,014,137 and we are unable to obtain a license on satisfactory terms, or if an injunction were issued, we could be required to modify our portal, cease licensing our portal product, and/or pay substantial damages. Any of these outcomes would likely have a material adverse effect on our business. Even if we prevail, the defense of this litigation could be expensive and could consume substantial amounts of management time and attention.

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

We have made, and in the future may make acquisitions or investments in other companies or technologies. We may not realize the anticipated benefits of any acquisitions or investments we undertake. For instance, we made three small acquisitions in late 2001. Acquisitions such as these require us to assimilate the operations, products, technology and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. If we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. In addition, our profitability may suffer because of acquisition-related costs or impairment costs for acquired goodwill and other intangible assets, or undisclosed liabilities of the acquired business. Finally, the terms of our existing contractual obligations may restrict or prohibit acquisitions that we may seek to consummate.

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

Future equity or debt financing may not be available to us on favorable terms or at all. The terms of our existing loan agreement with Silicon Valley Bank limit our ability, among other things, to incur additional indebtedness. Future borrowing instruments, such as credit facilities and lease agreements, are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. If we raise additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders. Our inability to obtain additional capital on satisfactory terms may result in a delay or failure to develop and enhance our products, acquire new technologies or businesses, expand operations and hire and train employees.

Risks Relating to Our Industry

Intense competition and consolidation in our industry could limit our ability to attract and retain customers.

The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, SAP expanded its competitive offerings through its acquisition of TopTier in March 2001; Vignette completed its acquisition of Epicentric, Inc. in December 2002; and Open Text Corporation announced its acquisition of Corechange, Inc. in February 2003. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

Downturns in the software market may decrease our revenue and margins.

The market for our products is affected by economic conditions of the broader software market. Downturns in the economy such as the downturn we are currently experiencing may cause businesses and governments to delay or cancel corporate portal projects, reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to or defer the budget for the purchase of our products or cease operations. This, in turn, may lead to longer sales cycles, delays or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has decreased in the past 36 months, and many of our customers and potential customers have experienced severe declines in their revenues and operations. We believe that, in light of these events, some businesses and governments may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals or to sustain annual or quarterly profitability.

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

Since the U.S. and other countries have gone to war with Iraq, the U.S. and global economies may be negatively impacted. The worsening of our economy has caused and may continue to cause U.S. businesses to slow spending on products and services and delay sales cycles. Additionally, a worsening of the global economy may cause foreign businesses to slow or otherwise cease spending on products and services. The economic uncertainty resulting from the unpredictability of future military action and other responses associated with a war with Iraq may continue to negatively impact consumer as well as business confidence in the near term. This economic uncertainty may make it more difficult to implement our business strategy and negatively impact our revenues in the future.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. For example, version 4.5WS of the Plumtree Corporate Portal, an updated UNIX version of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server have been recently released commercially, increasing the risk of undetected defects or errors. Product release delays or product defects, including defects in version 4.5WS of the Plumtree Corporate Portal, released in May 2002, release delays or defects in the anticipated release of versions of our portal products could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

As of March 31, 2003, we had cash, cash equivalents and short-term investments totaling $66.7 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

For the three months ended March 31, 2003, we earned approximately 29% of our revenue from international markets, most of which are denominated in various foreign currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Plumtree is made known to them by others within our company during the period in which this Report of Form 10-Q was being prepared. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 17, 2002 Datamize LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 owned by Datamize. Datamize, based in Florence, Montana describes itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize is seeking, among other things, injunctive relief and unspecified damages. Based on other communications by Datamize’s counsel, the Company expects Datamize may take further legal action against the Company with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to defend this lawsuit and pursue its claim for declaratory relief vigorously.

On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. That action is pending. On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, Plumtree has appealed the decision. In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague. In the Netherlands, Plumtree has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for Plumtree; and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.

The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of March 31, 2003, several officers had adopted Rule 10b5-1 trading plans and have commenced trading pursuant to those plans.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)

4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)

10.5*	2002 Director Option Plan, and form of agreements thereunder (1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.9*	Offer letter between the Registrant and John H. Kunze (1)

10.10*	Offer letter between the Registrant and Eric Borrmann (1)

10.11*	Offer letter between the Registrant and John Hogan (1)

10.12*	Offer letter between the Registrant and Jim Flatley (1)

10.13	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.14	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.16	Secured Promissory Note dated August 14, 2000 between the Company and Eric Borrmann (2)

10.17	Security and Pledge Agreement dated August 14, 2000 between the Company and Eric Borrmann (2)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

†	We obtained confidential treatment from the Securities and Exchange Commission for selected portions of this exhibit. The omitted portions were filed separately with the Commission.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrants 10Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with the Registrants 10Q for the quarter ended September 30, 2002 and filed with the SEC on November 12, 2002 (File No. 001-31344).

(b)  Reports on Form 8-K.

        On January 17, 2003, we filed a current report on Form 8-K to file our press release announcing the election of Jim Richardson to the Company’s Board of Directors and to acknowledge that John Kunze, Eric Borrmann and certain other officers intended to adopt prearranged trading plans in accordance with the Securities and Exchange Commission Rule 10b5-1.

        On April 10, 2003 we filed a current report on Form 8-K filing to file our press release announcing the Company’s results for the fiscal quarter ended March 31, 2003. As part of the same 8-K we separately announced that the Company had adopted its 2003 Independent Director Compensation Plan, to provide cash compensation for independent directors who serve on the Company’s board of directors (the “Board”) and the Audit Committee thereof. The Company also announced in this filing that it had been informed Pierre Lamond would not stand for re-election to the Board.

        On April 17, 2003, we filed a current report on Form 8-K announcing that Jim Flatley, Vice President of Worldwide Field Operations, would be leaving the Company effective on or before April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.

(Registrant)

Dated: May 9, 2003	/s/ John H. Kunze
John H. Kunze
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Dated: May 9, 2003	/s/ Eric Borrmann
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

Date:    May 9, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003

By:	/s/ Eric Borrmann

Name:	Eric Borrmann

Title:	Chief Financial Officer