Form 10-Q
period 2003-06-30
PLUMTREE SOFTWARE INC
filed 2003-07-24
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

The number of shares outstanding of the issuer’s common stock as of June 30, 2003 was 30,792,465 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,643	$20,655
Short-term investments	45,312	44,667
Accounts receivable (net of allowance for doubtful accounts of $456 and $754, respectively)	13,271	16,619
Prepaid expenses and other current assets	2,253	2,160

Total current assets	82,479	84,101
Property and equipment, net	2,367	2,698
Other assets	2,948	3,923

Total assets	$87,794	$90,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,296	$1,630
Accrued and other current liabilities	11,111	14,747
Deferred revenue	17,902	18,539

Total current liabilities	30,309	34,916
Other long-term liabilities	463	454

Total liabilities	30,772	35,370
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized—20,000 shares
Outstanding—0 shares	—	—
Common stock, $0.001 par value:
Authorized—100,000 shares
Outstanding—30,792 and 29,439 shares, respectively	31	30
Additional paid-in capital	99,017	98,384
Notes receivable from stockholders	(140)	(674)
Deferred stock-based compensation	(1,768)	(2,951)
Accumulated other comprehensive income (loss)	(116)	23
Accumulated deficit	(40,002)	(39,460)

Total stockholders’ equity	57,022	55,352

Total liabilities and stockholders’ equity	$87,794	$90,722

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Licenses	$7,691	$13,823	$16,142	$29,878
Services and maintenance	9,340	8,762	18,058	15,883

Total revenue	17,031	22,585	34,200	45,761
Cost of revenue:
Licenses	251	980	628	2,652
Services and maintenance	2,804	3,351	4,990	6,667
Amortization of stock-based compensation and acquired technology	449	584	945	1,277

Total cost of revenue	3,504	4,915	6,563	10,596

Gross margin	13,527	17,670	27,637	35,165
Operating expenses:
Research and development	5,342	4,484	10,091	9,067
Sales and marketing	7,405	8,678	14,333	17,945
General and administrative	1,547	2,421	3,170	4,647
Amortization of stock-based compensation	257	926	746	1,925

Total operating expenses	14,551	16,509	28,340	33,584

Income (loss) from operations	(1,024)	1,161	(703)	1,581
Other income, net:
Interest income, net	137	140	348	176
Other income, net	74	164	189	26

Income (loss) before income taxes	(813)	1,465	(166)	1,783
Provision for income taxes	258	196	376	357

Net income (loss)	$(1,071)	$1,269	$(542)	$1,426

Net income (loss) per common share:
Basic	$(0.04)	$0.09	$(0.02)	$0.14

Diluted	$(0.04)	$0.04	$(0.02)	$0.05

Weighted average common shares outstanding:
Basic	30,419	13,758	30,044	10,506

Diluted	30,419	30,117	30,044	29,791

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(542)	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(260)	873
Amortization of premium on short-term investments	256	—
Depreciation and amortization	903	905
Loss on disposal of property and equipment	—	214
Amortization of stock-based compensation	903	2,393
Amortization of acquired technology	788	809
Amortization of warrants issued for services	24	26
Changes in assets and liabilities:
Accounts receivable	3,608	1,621
Prepaid expenses and other current assets	(106)	(992)
Other assets	176	(238)
Accounts payable	(334)	458
Accrued and other current liabilities	(3,563)	1,262
Deferred revenue	(637)	(5,290)
Other long-term liabilities	9	83

Net cash provided by operating activities	1,225	3,550

Cash flows from investing activities:
Purchases of property and equipment	(573)	(973)
Purchases of short-term investments	(15,618)	(22,106)
Proceeds from sale of short-term investments	14,800	—

Net cash used in investing activities	(1,391)	(23,079)

Cash flows from financing activities:
Payments on capital lease obligations	(74)	(142)
Proceeds from short term debt	—	1,600
Payments on short term debt	—	(3,200)
Net proceeds from initial public offering	—	37,945
Repayments of employee notes receivable	534	—
Proceeds from issuance of common stock	928	64
Repurchases of common stock	(12)	(26)

Net cash provided by financing activities	1,376	36,241

Effect of change in exchange rates on cash and cash equivalents	(222)	(53)

Net increase in cash and cash equivalents	988	16,659
Cash and cash equivalents at beginning of period	20,655	24,040

Cash and cash equivalents at end of period	$21,643	$40,699

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$407	$93

Cash paid for interest	$126	$62

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(information as of June 30, 2003

and for the three months and six months ended June 30, 2003 and 2002 is unaudited)

Note 1. BACKGROUND AND BASIS OF PRESENTATION

The Company

Plumtree Software, Inc., (the “Company”) develops and markets infrastructure software and services that enable businesses to deploy corporate portals to information applications and Internet-based services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 24, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.29%	3.84%	2.52%	3.84%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	102%	105%	102%	105%

The fair value of rights under the Employee Stock Purchase Plan (“ESPP”) for the three months and six months ended June 30, 2003 and 2002 were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.29%	3.84%	2.52%	3.84%
Expected life of the option	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	102%	105%	102%	105%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months and six months ended June 30, 2003 was $2.32 and $2.30 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months and the six months ended June 30, 2003 was $1.35 per share. The Company’s pro forma net income (loss) and pro forma net income (loss) per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(1,071)	$1,269	$(542)	$1,426
Add: Stock-based employee compensation expense included in net income (loss)	312	1,116	903	2,393
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,412)	(1,800)	(4,653)	(3,614)

Pro forma net income (loss) under SFAS 123	$(3,171)	$585	$(4,292)	$205

Net income (loss) per common share—basic:
As reported under APB 25	$(0.04)	$0.09	$(0.02)	$0.14

Pro forma under SFAS 123	$(0.10)	$0.04	$(0.14)	$0.02

Net income (loss) per common share—diluted:
As reported under APB 25	$(0.04)	$0.04	$(0.02)	$0.05

Pro forma under SFAS 123	$(0.10)	$0.02	$(0.14)	$0.01

Amortization of stock-based compensation expense is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Amortization of stock-based compensation included in cost of revenue	$55	$190	$157	$468
Amortization of stock-based compensation included in operating expenses:
Research and development	117	472	341	878
Sales and marketing	113	373	329	861
General and administrative	27	81	76	186

Total stock-based compensation included in operating expenses	257	926	746	1,925

Total stock-based compensation	$312	$1,116	$903	$2,393

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for the Year Ending December 31,				As of June 30, 2003
	2003	2004	2005	Total Cost Value	Total Fair Value
Taxable auction rate securities	$6,600	$1,500	$—	$8,100	$8,100
US Government agencies	1,510	6,665	8,901	17,076	17,113
Corporate notes	—	17,703	2,122	19,825	20,099

Total	$8,110	$25,868	$11,023	$45,001	$45,312

With respect to the above investments the Company is exposed to market risks for changes in interest rates. The Company places its investments with high quality credit issuers that have a rating by either Moody’s of A-1 or higher, Fitch’s of F-1 or higher or Standard & Poors of P-1 or higher.

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

Intangible Assets

In July 2001, the Company acquired certain technology for $95,000. In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001, subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $394,000 and $788,000 for the three months and six months ended June 30, 2003. Amortization was $394,000 and $809,000 for the three months and six months ended June 30, 2002.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Commissions and bonus	$1,192	$3,839
Sales taxes	1,462	1,361
Vacation	1,493	1,249
Royalties	690	647
Third party software	47	928
ESPP	596	856
Other	5,631	5,687

	$11,111	$14,747

Litigation and Contingencies

On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 (“the ‘137 patent”) owned by Datamize. Datamize, based in Florence, Montana, described itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” The Company moved to dismiss the action for lack of personal jurisdiction. In July 2003, the court granted the Company’s motion, and entered judgment in favor of the Company in accordance with that order. The time for Datamize to appeal has not yet expired.

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of the ‘137 patent. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. The case is in its early stages. An initial case management conference is scheduled in September. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to vigorously pursue its claim and defend against Datamize’s counterclaim.

On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. Specifically, the Company has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree”; and (ii) bar Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. This action is pending.

On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the decision. In addition, on May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. This action is pending.

The Company and Mr. Linssen have each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the action in The Hague.

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

Royalties

The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and six months ended June 30, 2003 the Company incurred royalty expense of approximately $251,000 and $629,000, respectively, related to these arrangements. For the three months and six months ended June 30, 2002 the Company incurred royalty expense of approximately $1.0 million and $2.7 million, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding adjusted for all potential dilutive common shares, which includes shares issuable upon the exercise of outstanding common stock options, warrants, and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the “if-converted” method. The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when there affect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(1,071)	$1,269	$(542)	$1,426
Basic:
Weighted average shares of common stock	30,485	14,063	30,132	10,881
Less: Weighted average shares subject to repurchase	(66)	(305)	(88)	(375)

Weighted average shares used in computing basic net income (loss) per common share	30,419	13,758	30,044	10,506

Basic net income (loss) per common share	$(0.04)	$0.09	$(0.02)	$0.14

Diluted:
Weighted average shares used above	30,419	13,758	30,044	10,506
Add: Weighted average shares subject to repurchase	—	305	—	375
Add: Net additional shares related to assumed option and warrant exercises under the treasury stock method	—	4,393	—	4,803
Add: Weighted average adjustment to reflect the effect of the assumed conversion of convertible preferred stock	—	11,661	—	14,107

Weighted average shares used in computing diluted net income per common Share	30,419	30,117	30,044	29,791

Diluted net income (loss) per common share	$(0.04)	$0.04	$(0.02)	$0.05

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Options to purchase common stock	9,171	596	9,171	596
Warrants	41	41	41	41

Weighted average potential shares of common stock excluded	9,212	637	9,212	637

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications for ninety days from the delivery date as well as indemnification for customers from third party claims. Through the six months ended June 30, 2003, costs related to these guarantees and indemnifications have not been significant and the Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

Note 2. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company has organized its operations based on a single operating segment: the development and delivery of corporate portal, collaboration, content management and search software as well as related maintenance and services for enterprises.

The disaggregated information reviewed on a product basis by the CEO (our Chief Operating Decision Maker) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$7,691	$13,823	$16,142	$29,878
Maintenance	5,603	4,570	11,059	8,511
Consulting, training and installation services	3,737	4,192	6,999	7,372

Total revenues	$17,031	$22,585	$34,200	$45,761

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
United States of America	$14,068	$18,556	$27,430	$39,057
Other	2,963	4,029	6,770	6,704

Total revenues	$17,031	$22,585	$34,200	$45,761

For the three months and six months ended June 30, 2003 and 2002, no customer represented more than 10% of the Company’s total revenues. As of June 30, 2003 and 2002, no customer accounted for greater than 10% of accounts receivable.

Note 3. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net income (loss), unrealized gains on available-for-sale securities and foreign currency translation adjustments.

Other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(1,071)	$1,269	$(542)	$1,426
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	(100)	(168)	(221)	(53)
Change in accumulated unrealized gain on available-for-sale securities	2	(22)	82	(22)

Total comprehensive income (loss)	$(1,169)	$1,079	$(681)	$1,351

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified in our Annual Report on Form 10K filed with the Securities and Exchange Commission on March 24, 2003, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview

General

We develop, market and sell corporate portal, collaboration, content management and search software as well as related services for enterprises. These technologies work together in an online work environment that we call the Enterprise Web. The Enterprise Web integrates resources from existing systems with new online services to allow customers to assemble, manage and deliver Web applications more quickly and at a lower cost. Our Enterprise Web solution allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create new information and services. Our software also supports a wide range of online business processes, so users can complete tasks more efficiently. For example, using our solution, a company’s employees can send e-mail, read competitive news or update a sales database, accessing multiple systems in one experience. Supervisors can also use our solution to assign projects and approve expenses. Similarly, a company’s customers can use our portal to search for support articles, participate in online discussions or access billing information. We believe that the range of resources our software can integrate and our proprietary Internet technology for performing this integration for hundreds of thousands of users differentiate our solution and create significant value for our customers. We also provide professional services and training, maintenance and support services to our customers. Since 1997, we have licensed our software to nearly 520 customers from a broad range of industries and government.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America “GAAP”. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Allowance for Doubtful Accounts

We have provided an allowance for doubtful accounts of $456,000 as of June 30, 2003 for estimated losses resulting from the inability of our customers to make their required payments.

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

Assessing the Realizability of Capitalized Acquired Technology

We have capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At June 30, 2003, the unamortized costs related to the purchased software were approximately $2.3 million and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months and the six months ended June 30, 2003 we recognized $312,000 and $903,000 of stock-based compensation expense, respectively. For the three months and the six months ended June 30, 2002 we recognized $1.1 million and $2.4 million of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(1,071)	$1,269	$(542)	$1,426
Add: Stock-based employee compensation expense included in net income (loss)	312	1,116	903	2,393
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,412)	(1,800)	(4,653)	(3,614)

Pro forma net loss under SFAS 123	$(3,171)	$585	$(4,292)	$205

Net income (loss) per common share—basic:
As reported under APB 25	$(0.04)	$0.09	$(0.02)	$0.14

Pro forma under SFAS 123	$(0.10)	$0.04	$(0.14)	$0.02

Net income (loss) per common share—diluted:
As reported under APB 25	$(0.04)	$0.04	$(0.02)	$0.05

Pro forma under SFAS 123	$(0.10)	$0.02	$(0.14)	$0.01

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenue

Revenue decreased to $17.0 million in the three months ended June 30, 2003 from $22.6 million in the three months ended June 30, 2002. Between these periods, license revenue decreased 44% and services and maintenance revenue increased 7%.

Licenses. License revenue decreased to $7.7 million in the three months ended June 30, 2003 from $13.8 million in the three months ended June 30, 2002. The decrease in license revenue for the three months ended June 30, 2003 over results for the comparable period in 2002 was due primarily to the impact of increased competition as well as customers delaying purchasing decisions or failing to make purchases due to the current downturn in the overall software market.

Services and Maintenance. Services and maintenance revenue increased to $9.3 million in the three months ended June 30, 2003 from $8.8 million in the three months ended June 30, 2002, primarily due to increased maintenance we provided to our new customers and maintenance renewals from our increasing installed customer base. Services revenue decreased to $3.7 million for the three months ended June 30, 2003 as compared to $4.2 million for the three months ended June 30, 2002 primarily due to a decrease in headcount in our professional services organization. Maintenance revenue increased to $5.6 million in the three months ended June 30, 2003 from $4.6 million in the three months ended June 30, 2002.

Cost of Revenue

Licenses. Our cost of licenses consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of licenses decreased to $251,000 in the three months ended June 30, 2003 from $1.0 million in the three months ended June 30, 2002. Our cost of license revenue decreased in the three months ended June 30, 2003 as compared to the comparable quarter in 2002 primarily due to decreased royalty payments due to the shipment of version 4.5WS of our portal product in the second quarter of 2002. Version 4.5WS (and later versions of our portal product) incorporate proprietary technology not subject to royalty payments in replacement of certain functionality previously provided by third-party vendors. Royalty expense for the three months ended June 30, 2003 was $251,000 as compared to $1.0 million in the comparable period in 2002.

Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance decreased to $2.8 million in the three months ended June 30, 2003 from $3.4 million in the three months ended June 30, 2002. This decrease was attributable primarily to the decrease in headcount in our professional services and technical support departments and a reduction in the use of independent contractors. As of June 30, 2003, we had 62 professional services and technical support personnel as compared to 69 at June 30, 2002.

Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended June 30, 2003 and 2002 was $55,000 and $190,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended June 30, 2003 and 2002 was $394,000 for both periods.

Operating Expenses

Research and Development. Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-

party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers on an independent contractor basis. Research and development expenses increased to $5.3 million in the three months ended June 30, 2003 from $4.5 million in the three months ended June 30, 2002, due primarily to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line through the release of version 5.0 and the Enterprise Web suite product offering as well as an increase in the use of independent contractors and localization costs associated with translating our products into multiple languages. As of June 30, 2003, we had 114 employees in research and development as compared to 102 employees as of June 30, 2002.

Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses decreased to $7.4 million in the three months ended June 30, 2003 from $8.7 million in the three months ended June 30, 2002, primarily as a result of lower commissions for our sales personnel resulting from decreased license invoicing and reduced marketing expenditures resulting primarily from decreased salaries as a result of lower headcount. Sales expenses decreased to $6.4 million in the three months ended June 30, 2003 from $7.5 million in the three months ended June 30, 2002 due primarily to reduced salaries as a result of lower headcount and a $305,000 decrease in sales commissions due to reduced license invoicing. Marketing expenses decreased to $1.0 million in the three months ended June 30, 2003 from $1.2 million in the three months ended June 30, 2002 due primarily to reduced salaries as a result of lower headcount. As of June 30, 2003, we had 115 employees in sales and marketing as compared to 126 employees as of June 30, 2002.

General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information services costs and costs associated with being a public company. General and administrative expenses decreased to $1.5 million in the three months ended June 30, 2003 from $2.4 million in the three months ended June 30, 2002, primarily as a result of a reduction in bad debt expense of $289,000 due to a decrease in accounts receivable, and a $302,000 decrease in legal expenses related to our costs of becoming a public company in the fiscal quarter ended June 30, 2002. As of June 30, 2003, we had 26 general and administrative personnel as compared to 28 as of June 30, 2002. We expect this expense to increase in future periods as we incur additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act, NASDAQ listing rules and other related rules and regulations. Many of the requirements of the Sarbanes-Oxley Act and NASDAQ listing rules are not yet fully enacted. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended June 30, 2003 and 2002 was $257,000 and $926,000, respectively.

Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income, Net

Other income, net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. Total other income, net decreased to $211,000 in the three months ended June 30, 2003 as compared to other income of $304,000 in the three months ended June 30, 2002, primarily as a result of increased interest expense and a decrease in the gain on foreign currency transactions, offset by an increase in interest income. Interest income, net of expenses, decreased to $137,000 for the three months ended June 30, 2003 from $140,000 for the comparable period in 2002 primarily from interest expense accrued on international VAT taxes payable. The effect of foreign currency transactions was a gain of $74,000 for the three months ended June 30, 2003 as compared to a gain of $164,000 for the comparable period in 2002.

Provision for Income Taxes

We recorded an income tax provision of $258,000 and $196,000 for the three months ended June 30, 2003 and 2002 primarily related to income taxes currently payable on income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Six Months Ended June 30, 2003 and 2002

Revenue

Revenue decreased to $34.2 million in the six months ended June 30, 2003 from $45.8 million in the six months ended June 30, 2002. Between these periods, license revenue decreased 46% and services and maintenance revenue increased 14%.

Licenses. License revenue decreased to $16.1 million in the six months ended June 30, 2003 from $29.9 million in the six months ended June 30, 2002. The decrease in license revenue for the six months ended June 30, 2003 over results for the comparable period in 2002 was due primarily to customers delaying purchasing decisions or failing to make purchases due to the current downturn in the overall software market. At December 31, 2002 the Company had deferred revenue in the amount of $798,000 related to a reseller arrangement. During the six months ended June 30, 2003 this reseller’s rights to resell our products expired. The remaining deferred revenue balance was recognized in January 2003.

Services and Maintenance. Services and maintenance revenue increased to $18.1 million in the six months ended June 30, 2003 from $15.9 million in the six months ended June 30, 2002, primarily due to increased maintenance we provided to our new and existing customers. Services revenue decreased to $7.0 million for the six months ended June 30, 2003 as compared to $7.4 million for the six months ended June 30, 2002. Maintenance revenue increased to $11.1 million in the six months ended June 30, 2003 from $8.5 million in the six months ended June 30, 2002.

Cost of Revenue

Licenses. Cost of licenses decreased to $628,000 in the six months ended June 30, 2003 from $2.7 million in the six months ended June 30, 2002. Our cost of license revenue decreased primarily due to decreased royalty payments due to the shipment of version 4.5WS of our portal product. Version 4.5WS (and later versions of our portal product) incorporate proprietary technology not subject to royalty payments in replacement of certain functionality previously provided by third-party vendors. Royalty expense for the six months ended June 30, 2003 was $629,000 as compared to $2.7 million in the comparable period in 2002.

Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance decreased to $5.0 million in the six months ended June 30, 2003 from $6.7 million in the six months ended June 30, 2002. This decrease was attributable primarily to the decrease in headcount in our professional services and technical support departments, a reduction in the use of independent contractors as well as a $327,000 credit to expense from the expiration of a software contract purchased but never placed into service. As of June 30, 2003, we had 62 professional services and technical support personnel as compared to 69 at June 30, 2002.

Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services for the six months ended June 30, 2003 and 2002 was $156,000 and $468,000, respectively. Amortization of acquired technology related to cost of license revenue for the six months ended June 30, 2003 and 2002 was $788,000 and $809,000, respectively.

Operating Expenses

Research and Development. Research and development expenses increased to $10.1 million in the six months ended June 30, 2003 from $9.1 million in the six months ended June 30, 2002, due to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line through the release of version 5.0 and the Enterprise Web suite product offering as well as an increase in the use of independent contractors and localization costs associated with translating our products into multiple languages.

Sales and Marketing. Sales and marketing expenses decreased to $14.3 million in the six months ended June 30, 2003 from $17.9 million in the six months ended June 30, 2002, primarily as a result of lower commissions for our sales personnel resulting from decreased license invoicing, and reduced marketing expenditures resulting primarily from decreased salaries as a result of lower headcount. Sales expenses decreased to $12.3 million in the six months ended June 30, 2003 from $15.4 million in the six months ended June 30, 2002 due primarily to reduced salaries as a result of lower headcount and a $1.1 million decrease in sales commissions due to reduced license invoicing. Marketing expenses decreased to $2.0 million in the six months ended June 30, 2003 from $2.5 million in the six months ended June 30, 2002 due primarily to reduced salaries as a result of lower headcount.    General and Administrative. General and administrative expenses decreased to $3.2 million in the six months ended June 30, 2003 from $4.6 million in the six months ended June 30, 2002, primarily as a result of a reduction in bad debt expense of $1.1 million due to a decrease in accounts receivable, and a decrease in legal expenses due to our costs of becoming a public company in the six months ended June 30, 2002.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the six months ended June 30, 2003 and 2002 was $746,000 and $1.9 million, respectively.

Other Income, Net

Total other income, net increased to $537,000 in the six months ended June 30, 2003 as compared to other income of $202,000 in the six months ended June 30, 2002, primarily as a result of increased interest income and a favorable result of foreign currency transactions. Interest income, net of expenses, increased to $348,000 for the six months ended June 30, 2003 from $176,000 for the comparable period in 2002, was primarily from interest income from short-term investments offset by interest expense accrued related to international VAT taxes payable. The effect of foreign currency transactions was a gain of $189,000 for the six months ended June 30, 2003 as compared to a gain of $26,000 for the comparable period in 2002.

Provision for Income Taxes

We recorded an income tax provision of $376,000 and $357,000 for the six months ended June 30, 2003 and 2002 primarily related to income taxes currently payable on income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

From inception through 2000, we primarily financed our operations and capital expenditures through private sales of convertible preferred stock, with net proceeds of $36.5 million, as well as through bank loans and equipment leases. In 2001, we primarily financed our operations and capital expenditures through cash flow from our operations as well as through bank borrowings. In June 2002, we successfully completed our initial public offering resulting in net proceeds of $37.9 million. As of June 30, 2003, we had $67.0 million of cash and cash equivalents and short-term investments and $52.2 million in working capital.

Our net cash provided by operating activities decreased by $2.4 million from $3.6 million for the six months ended June 30, 2002, to $1.2 million for the six months ended June 30, 2003. The decrease is primarily attributable to the corresponding $2.0 million decrease in our net income over the six months ended June 30, 2003 versus 2002.

Capital expenditures were $573,000 and $973,000 for the six months ended June 30, 2003 and 2002. Our capital expenditures in the first six months of 2003 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

We have a $3.1 million revolving line of credit with Silicon Valley Bank with a maturity date of August 2003. We expect to renew this line of credit prior to its expiration. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of June 30, 2003, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. We are also required to maintain a minimum cash balance with Silicon Valley Bank, which requirement we were in compliance with at June 30, 2003.

We expect to maintain our current level of operating expenses for the foreseeable future in order to execute our business plan. As a result, these operating expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of our operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of our operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically grant our customers a warranty, which guarantees that our products will substantially conform to our current specifications for a period of ninety days from the delivery date as well as indemnification for customers from third party claims. Through the six months ended June 30, 2003, costs related to these guarantees and indemnifications have not been significant and we cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of our operations.

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

Our short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. The latest version of our portal product, version 5.0, was released in June 2003. We cannot predict whether this version of our portal will be successful. We have derived all of our revenue from licensing our Plumtree Corporate Portal and related products and services. You should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

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

We have a history of losses, and we may never sustain profitability on a quarterly or annual basis, which would have a harmful effect on our business and the value of our common stock.

We have incurred substantial net losses in each year from our inception in July 1996 through 2001. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. Although we achieved annual profitability of approximately $2.4 million in 2002, for the six months ended June 30, 2003 we had a net loss of $542,000. As of June 30, 2003, we had an accumulated deficit of approximately $40.0 million.

Given the level of our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and negative cash flows. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to sustain operating profitability on an annual basis. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably on a quarterly or annual basis could have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

As a result of our limited operating history and the emerging and evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends upon our ability to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers with substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of installation, modification and consulting fees and support and maintenance fees. Our services revenue has lower gross margin than our license revenue. To the extent the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations within the United States and internationally;

•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter; and

•	costs associated with litigation and corporate events such as reductions in force.

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

The market for corporate portal software is newly emerging and additional customers may not adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

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

Some of these factors are beyond our control. If our customer base does not expand, we may never become consistently profitable on an annual basis.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended June 30, 2003, our top 10 customers accounted for approximately 25% of our total revenue. Similarly, for most quarters over the last two years, generally a different customer has represented at least 10% of our total quarterly revenue. Our operating results and stock price could be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

We generate our revenue from licenses of the Plumtree Corporate Portal and related products and services, including Plumtree Portlet Web Services (formerly known as “gadgets”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform. We expect that our portal product, and future upgraded versions of this product will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our product. For example, in June 2003 we released version 5.0 of our portal product. If new and future versions of our products and services, including version 5.0 of the Plumtree Corporate Portal and upcoming releases of the Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. As an example, in the first half of 2003 we experienced a decline in license revenues from our core portal product resulting from delayed purchasing decisions from our customers due to the current downturn in the software market.

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

We have relationships with a large number of systems integrators and resellers, such as Cap Gemini Ernst & Young, Computer Sciences Corporation, Lexis Nexis, Lockheed Martin, Project Performance Corporation, SAIC and SRA International. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships are a key factor in our overall business strategy and involve a number of risks, including:

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

Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including the Plumtree Collaboration Server, the Plumtree Studio Server, version 5.0 of our corporate portal product, (released in June 2003), upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors. Some of our customers require, or may require, enhanced modifications of our software for their specific needs. Modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers.

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

Some of our customers, such as Allied Domecq, ConAgra Foods, Chartered Semiconductor, Dex Media, Department of Health and Human Services, Hochtief, Thomsen Legal and Regulatory, TJX, Unilever and others are currently in a pre-deployment or preliminary stage of implementing our portal product and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our product.

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

We are highly dependent on certain members of our management staff, including, without limitation, our Chief Executive Officer, John Kunze. Our Vice President of World Wide Operations recently left the Company in April 2003 and has not yet been replaced. Our Vice President of Engineering is intending to relocate to Boston and assume additional duties, which may diminish his ability to effectively manage engineering operations that are principally conducted at our headquarters. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our management and engineering team. The loss of one or more of these officers or engineers may impede the achievement of our business objectives. None of our officers or key employees are bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options or restricted stock vested, their economic incentive to remain in our employ may be diminished.

If we are unable to recruit and train new personnel, our operations will be disrupted and our growth impaired.

Recruiting and retaining qualified technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for specialized employees in our industry can be intense. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting for a Vice President of Worldwide Operations and skilled technical personnel for our professional services group. It may take an extended period of time to hire a new Vice President of Sales and a sufficient number of new technical professionals. Without a senior sales executive in place our sales force may lack direction and our sales process and productivity may suffer. Similarly, we may not be able to meet customer or internal demand for professional services. Once hired, new personnel will need time to familiarize themselves with Plumtree and our business practices. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

Managing the breadth of our operations will continue to strain managerial, operational and financial resources, and if we are unable to do so our business and operating results could be harmed.

The planned conduct of our operations, coupled with our recent reduction in headcount, will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our business and achieve growth depends in large part upon a number of factors, including our ability to rapidly:

•	build and train our sales and marketing staff to create an effective presence in the evolving corporate portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our product;

•	attract and retain qualified technical personnel in order to continue to develop reliable and scalable products and services that address evolving customer needs;

•	develop our customer support capacity as sales of our products increase, so that we can provide customer support without diverting resources from product development efforts; and

•	expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within Plumtree.

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

We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, South Korea, Australia, Italy, Spain, Brazil, Portugal, Sweden, Taiwan, the Netherlands and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. However, even if we successfully expand our international operations and successfully modify our products, we may be unable to maintain or increase international market demand for our products.

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

We believe that proprietary rights are important to our business. We have no issued patents. We have filed eleven non-provisional patent applications with the U.S. Patent and Trademark Office and two international patent applications with the World Intellectual Property Organization. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

On November 13, 2001, we commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. Specifically, we have asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree”; and (ii) bar Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. This action is pending.

On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, we have appealed the decision. In addition, on May 2, 2003, we initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. This action is pending.

The Company and Mr. Linssen have each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the action in The Hague.

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

Terrorist activities and resulting military and other actions could harm our business

Terrorist attacks in New York and Washington, D.C. in September of 2001 and the recent war in Iraq disrupted commerce throughout the world. The continued threat of terrorism and continued military action and heightened security measures in response to this threat have caused and may continue to cause significant disruption to commerce throughout the world. To the extent that these continued disruptions result in a general decrease in corporate spending on information technology, our business and results of operations could be harmed. We are unable to predict whether these threats or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. For example, version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server have been recently released commercially, increasing the risk of undetected defects or errors. Product release delays or product defects, could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, we had cash, cash equivalents and short-term investments totaling $67.0 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

For the three months ended June 30, 2003, we earned approximately 17% of our revenue from international markets, most of which are denominated in various foreign currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe, based on an evaluation performed under the supervision and with the participation of management, including our CEO and CFO, that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14© under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to Plumtree is made known to them by others within our company during the period in which this Report on Form 10-Q was being prepared. There have been no material changes in our internal controls over financial reporting that occurred during the period covered by the quarterly report which materially affected, or would be reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” we infringe on U.S. Patent Number 6,014,137 (“the ‘137 patent”) owned by Datamize. Datamize, based in Florence, Montana, described itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” We moved to dismiss the action for lack of personal jurisdiction. In July 2003, the court granted our motion, and entered judgment in favor of the Company in accordance with that order. The time for Datamize to appeal has not yet expired.

In December 2002, we filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). We seek a declaratory judgment that it does not infringe any valid claim of the ‘137 patent. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. The case is in its early stages. An initial case management conference is scheduled in September. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to vigorously pursue its claim and defend against Datamize’s counterclaim.

On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. Specifically, the Company has asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree”; and (ii) bar Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. This action is pending.

On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the decision. In addition, on May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. This action is pending.

The Company and Mr. Linssen have each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the action in The Hague

The results of the above proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Plumtree Software, Inc. was held at 8:00 a.m. Pacific Standard Time, on May 15, 2003 at the Omni San Francisco Hotel’s Union Square Room located at 500 California Street, San Francisco, California 94104.

Two proposals presented were at the meeting:

1.	To elect one (1) Class III director for a term of three years.

2.	To ratify the appointment of KPMG LLP as the Company’s independent accountants for the 2003 fiscal year.

(b) James Richardson was elected as a Class III director for a term of three years and received the number of votes set forth below:

Name	For	Withheld
James Richardson	24,827,477	15,840

The term of office of John Dillon, Rupen Dolasia, John Kunze and Bernard Whitney as directors continued after the meeting. Pierre Lamond retired from his director position effective May 15, 2003.

(c)

The appointment of KPMG LLP as the Company’s independent accountants for the 2003 fiscal year was ratified by the votes set forth below:

For	Against	Abstained
23,678,589	4,700	1,160,028

ITEM 5. OTHER INFORMATION

Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Several officers have conducted trades during the fiscal quarter ended June 30, 2003 pursuant to previously adopted Rule 10b5-1 trading plans.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)

4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)

10.5*	2002 Director Option Plan, and form of agreements thereunder (1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.9*	Offer letter between the Registrant and John H. Kunze (1)

10.10*	Offer letter between the Registrant and Eric Borrmann (1)

10.11*	Offer letter between the Registrant and John Hogan (1)

10.12	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.13	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.14	Secured Promissory Note dated August 14, 2000 between the Company and Eric Borrmann (2)

10.15	Security and Pledge Agreement dated August 14, 2000 between the Company and Eric Borrmann (2)

99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

99.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act

99.3	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act

99.4	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrants 10-Q for the fiscal quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with the Registrants 10-Q for the fiscal quarter ended September 30, 2002 and filed with the SEC on November 12, 2002 (File No. 001-31344).

(b) Reports on Form 8-K.

On April 10, 2003 we filed a current report on Form 8-K to file our press release announcing the Company’s results for the fiscal quarter ended March 31, 2003. As part of the same 8-K we separately announced that the Company had adopted its 2003 Independent Director Compensation Plan, to provide cash compensation for independent directors who serve on the Company’s board of directors (the “Board”) and the Audit Committee thereof. The Company also announced in this filing that it had been informed Pierre Lamond would not stand for re-election to the Board.

On April 17, 2003, we filed a current report on Form 8-K announcing that Jim Flatley, Vice President of Worldwide Field Operations, would be leaving the Company effective on or before April 30, 2003.

On May 19, 2003, we filed a current report on Form 8-K announcing that Rupen Dolasia was elected as Chairman of the Board.

On July 10, 2003, we furnished a current report on Form 8-K to file our press release announcing the Company’s results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.

(Registrant)

Dated: July 24, 2003	/s/ JOHN H. KUNZE
John H. Kunze
President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: July 24, 2003	/s/ ERIC BORRMANN
Eric Borrmann
Chief Financial Officer (Principal Financial Officer)