Form 10-Q
period 2003-09-30
PLUMTREE SOFTWARE INC
filed 2003-11-03
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

The number of shares outstanding of the issuer’s common stock as of September 30, 2003 was 31,140,862 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

September 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of September 30, 2003	As of December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$19,623	$20,655
Short-term investments	47,684	44,667
Accounts receivable (net of allowance for doubtful accounts of $548 and $754, respectively)	15,879	16,619
Prepaid expenses and other current assets	2,871	2,160

Total current assets	86,057	84,101
Property and equipment, net	2,040	2,698
Other assets	2,425	3,923

Total assets	$90,522	$90,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$1,630
Accrued and other current liabilities	12,385	14,747
Deferred revenue	18,871	18,539

Total current liabilities	32,340	34,916
Other long-term liabilities	462	454

Total liabilities	32,802	35,370
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized – 100,000 shares
Outstanding – 31,141 and 29,439 shares, respectively	31	30
Additional paid-in capital	99,425	98,384
Notes receivable from stockholders	(35)	(674)
Deferred stock-based compensation	(1,205)	(2,951)
Accumulated other comprehensive income (loss)	(121)	23
Accumulated deficit	(40,375)	(39,460)

Total stockholders’ equity	57,720	55,352

Total liabilities and stockholders’ equity	$90,522	$90,722

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Licenses	$9,064	$8,531	$25,206	$38,409
Services and maintenance	9,416	9,147	27,474	25,030

Total revenue	18,480	17,678	52,680	63,439

Cost of revenue:
Licenses	259	151	887	2,803
Services and maintenance	2,903	3,102	7,893	9,769
Amortization of stock-based compensation and acquired technology	416	575	1,361	1,852

Total cost of revenue	3,578	3,828	10,141	14,424

Gross margin	14,902	13,850	42,539	49,015

Operating expenses:
Research and development	5,293	4,619	15,384	13,686
Sales and marketing	8,136	7,556	22,469	25,501
General and administrative	1,660	1,689	4,830	6,336
Restructuring charges	475	—	475	—
Amortization of stock-based compensation	107	706	853	2,631

Total operating expenses	15,671	14,570	44,011	48,154

Income (loss) from operations	(769)	(720)	(1,472)	861
Other income (loss), net:
Interest income, net	269	343	592	519
Other income (loss), net	364	(101)	578	(75)

Income (loss) before income taxes	(136)	(478)	(302)	1,305
Provision for income taxes	237	411	613	768

Net income (loss)	$(373)	$(889)	$(915)	$537

Net income (loss) per common share:
Basic	$(0.01)	$(0.03)	$(0.03)	$0.03

Diluted	$(0.01)	$(0.03)	$(0.03)	$0.02

Weighted average common shares outstanding:
Basic	30,962	29,185	30,452	16,732

Diluted	30,962	29,185	30,452	29,589

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(915)	$537
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	(155)	624
Amortization of premium on short-term investments	472	—
Depreciation and amortization	1,328	1,372
Gain on sale of investment	(475)	—
Loss on disposal of property and equipment	—	214
Amortization of stock-based compensation	1,032	3,280
Amortization of acquired technology	1,182	1,203
Amortization of warrants issued for services	33	39
Changes in assets and liabilities:
Accounts receivable	895	1,772
Prepaid expenses and other current assets	(724)	(1,102)
Other assets	296	(235)
Accounts payable	(546)	259
Accrued and other current liabilities	(2,288)	600
Deferred revenue	332	(3,718)
Other long-term liabilities	8	114

Net cash provided by operating activities	475	4,959

Cash flows from investing activities:
Purchases of property and equipment	(671)	(1,409)
Proceeds from sale of investment	475	—
Purchases of short-term investments	(27,768)	(38,931)
Proceeds from sale of short-term investments	24,259	1,703

Net cash used in investing activities	(3,705)	(38,637)

Cash flows from financing activities:
Payments on capital lease obligations	(74)	(216)
Proceeds from short term debt	—	1,600
Payments on short term debt	—	(3,200)
Net proceeds from initial public offering	—	37,945
Repayments of employee notes receivable	639	—
Proceeds from issuance of common stock	1,770	64
Repurchases of common stock	(12)	(27)

Net cash provided by financing activities	2,323	36,166

Effect of change in exchange rates on cash and cash equivalents	(125)	(101)

Net increase (decrease) in cash and cash equivalents	(1,032)	2,387
Cash and cash equivalents at beginning of period	20,655	24,040

Cash and cash equivalents at end of period	$19,623	$26,427

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$551	$271

Cash paid for interest	$149	$94

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(information as of September 30, 2003

and for the three months and nine months ended September 30, 2003 and 2002 is unaudited)

Note 1. BACKGROUND AND BASIS OF PRESENTATION

The Company

Plumtree Software, Inc., (the “Company”) develops and distributes infrastructure software, maintenance and consulting, training and installation services that enable businesses to deploy corporate portals to information applications and Internet-based services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 24, 2003.

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

Restructuring Charges

In July 2003, the Company undertook a workforce reorganization and incurred a charge of $475,000. The Company has paid for substantially all of costs associated with the restructuring as of the date of this filing.

Stock-Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value of the stock on the date of grant. The Company has determined pro forma information regarding net income (loss) and net income (loss) per common share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.61%	3.84%	2.53%	3.84%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	80%	105%	95%	105%

The fair value of rights under the Employee Stock Purchase Plan (“ESPP”) for the three months and nine months ended September 30, 2003 and 2002 were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	1.24%	1.72%	1.16%	2.16%
Expected life of the option	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	80%	105%	95%	105%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months and nine months ended September 30, 2003 was $2.43 and $2.31 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months and the nine months ended September 30, 2003 was $1.51 per share. The Company’s pro forma net income (loss) and pro forma net income (loss) per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(373)	$(889)	$(915)	$537
Add: Stock-based employee compensation expense included in net income (loss)	129	887	1,032	3,280
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,083)	(1,818)	(5,738)	(5,432)

Pro forma net loss under SFAS 123	$(1,327)	$(1,820)	$(5,621)	$(1,615)

Net income (loss) per common share – basic:
As reported under APB 25	$(0.01)	$(0.03)	$(0.03)	$0.03

Pro forma under SFAS 123	$(0.04)	$(0.06)	$(0.18)	$(0.10)

Net income (loss) per common share – diluted:
As reported under APB 25	$(0.01)	$(0.03)	$(0.03)	$0.02

Pro forma under SFAS 123	$(0.04)	$(0.06)	$(0.18)	$(0.10)

Amortization of stock-based compensation expense is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Amortization of stock-based compensation included in cost of revenue	$22	$181	$179	$649
Amortization of stock-based compensation included in operating expenses:
Research and development	47	290	389	1,168
Sales and marketing	49	344	377	1,205
General and administrative	11	72	87	258

Total stock-based compensation included in operating expenses	107	706	853	2,631

Total stock-based compensation	$129	$887	$1,032	$3,280

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for the Year Ending December 31,				As of September 30, 2003
	2003	2004	2005	Total Cost Value	Total Fair Value
Cash equivalents	$3,361	$—	$—	$3,361	$3,361
Taxable auction rate securities	5,450	2,500	—	7,950	7,950
US Government agencies	—	4,688	10,400	15,088	15,113
Corporate notes	—	18,101	6,336	24,437	24,621

Total	$8,811	$25,289	$16,736	$47,475	$51,045

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

Intangible Assets

In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001, subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $394,000 and $1.2 million for the three months and nine months ended September 30, 2003. Amortization was $394,000 and $1.2 million for the three months and nine months ended September 30, 2002.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Commissions and bonus	$2,099	$3,839
Sales taxes	1,446	1,361
Vacation	1,400	1,249
Royalties	705	647
Third party software	282	928
ESPP	251	856
Other	6,202	5,867

	$12,385	$14,747

Litigation and Contingencies

On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 (“the ‘137 patent”) owned by Datamize. Datamize, based in Florence, Montana, described itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” The Company moved to dismiss the action for lack of personal jurisdiction. In early July 2003, the court granted the Company’s motion, and entered judgment in favor of the Company on July 7, 2003 in accordance with that order. Datamize had thirty (30) days to appeal this judgment, which period elapsed on August 6, 2003 without Datamize taking any action with the court.

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of U.S. Patent Number 6,014,137, Electronic Kiosk Authoring System (“the ‘137 patent”), which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the court realigned the parties so that the Company is now the defendant, and Datamize is now the plaintiff. The case is in its early stages. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to vigorously pursue its claims and defenses.

On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. Specifically, the Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The Company is reviewing the counterclaim and intends to reply shortly.

On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree.” The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the decision. In addition, on May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. On October 6, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The Company is reviewing the counterclaim and intends to reply shortly.

The Company and Mr. Linssen have each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the action in The Hague.

In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain leasehold improvements during the lease term. The Company is currently unable to determine the Company’s potential liability related to this matter. Management does not believe that the outcome of this matter will have a material impact on the Company’s financial position, liquidity or results of operations in the near future.

The results of the above issues and proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Royalties

The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and nine months ended September 30, 2003 the Company incurred royalty expense of approximately $259,000 and $888,000, respectively, related to these arrangements. For the three months and nine months ended September 30, 2002, the Company incurred royalty expense of approximately $258,000 and $2.9 million, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(373)	$(889)	$(915)	$537
Basic:
Weighted average shares of common stock outstanding	31,002	29,425	30,524	17,051
Less: Weighted average shares subject to repurchase	(40)	(240)	(72)	(319)

Weighted average shares used in computing basic net income (loss) per common share	30,962	29,185	30,452	16,732

Basic net income (loss) per common share	$(0.01)	$(0.03)	$(0.03)	$0.03

Diluted:
Weighted average shares used above	30,962	29,185	30,452	16,732
Add: Weighted average shares subject to repurchase	—	—	—	319
Add: Net additional shares related to assumed option and warrant exercises under the treasury stock method	—	—	—	3,628
Add: Weighted average adjustment to reflect the effect of the assumed conversion of convertible preferred stock	—	—	—	8,910

Weighted average shares used in computing diluted net income per common Share	30,962	29,185	30,452	29,589

Diluted net income (loss) per common share	$(0.01)	$(0.03)	$(0.03)	$0.02

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Options to purchase common stock	8,769	8,628	8,769	1,819
Common stock subject to repurchase	40	207	72	—
Warrants to purchase common stock	41	98	41	41

Weighted average potential shares of common stock excluded	8,850	8,933	8,882	1,860

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on its financial position or results of the Company’s operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications for ninety days from the delivery date as well as indemnification for customers from third party claims. Through the nine months ended September 30, 2003, costs related to these guarantees and indemnifications have not been significant. The Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

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

The Company has organized its operations based on a single operating segment: the development and delivery of corporate portal, collaboration, content management and search software as well as related maintenance and consulting, training and installation services for enterprises.

The disaggregated information reviewed on a product basis by the CEO (our Chief Operating Decision Maker) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$9,064	$8,531	$25,206	$38,409
Maintenance	5,681	5,030	16,740	13,541
Consulting, training and installation services	3,735	4,117	10,734	11,489

Total revenues	$18,480	$17,678	$52,680	$63,439

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s long-term assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
United States of America	$15,202	$14,251	$42,632	$53,308
Other	3,278	3,427	10,048	10,131

Total revenues	$18,480	$17,678	$52,680	$63,439

For the three months and nine months ended September 30, 2003 and 2002, no customer represented more than 10% of the Company’s total revenues. As of September 30, 2003 and 2002, no customer accounted for greater than 10% of accounts receivable.

Note 3. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

Other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(373)	$(889)	$(915)	$537
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	97	(48)	(124)	(100)
Change in accumulated unrealized gain (loss) on investments	(103)	177	(20)	155

Total comprehensive income (loss)	$(379)	$(760)	$(1,059)	$592

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

General

We develop, market and sell corporate portal, collaboration, content management and search software as well as related services for enterprises. These technologies work together in an online work environment that we call the Enterprise Web. The Enterprise Web integrates resources from existing systems with new online services to allow customers to assemble, manage and deliver Web applications more quickly and at a lower cost. Our Enterprise Web solution allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create new information and services. Our software also supports a wide range of online business processes, so users can complete tasks more efficiently. For example, using our solution, a company’s employees can send e-mail, read competitive news or update a sales database, accessing multiple systems in one experience. Supervisors can also use our solution to assign projects and approve expenses. Similarly, a company’s customers can use our portal to search for support articles, participate in online discussions or access billing information. We believe that the range of resources our software can integrate and our proprietary Internet technology for performing this integration for hundreds of thousands of users differentiates our solution and creates significant value for our customers. We also provide professional services and training, maintenance and support services to our customers. Since 1997, we have licensed our software to over 550 customers from a broad range of industries and government.

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

Software Revenue Recognition

Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition”, as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Acceptance: Our typical end user license agreement does not include customer acceptance provisions. If the arrangement specifies acceptance provisions, we defer the revenue until the earlier of written acceptance is received from the customer or the customer’s acceptance rights expire.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and is on standard payment terms. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct credit reviews for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Allowance for Doubtful Accounts

We have provided an allowance for doubtful accounts of $548,000 as of September 30, 2003 for estimated losses resulting from the inability of our customers to make their required payments.

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

Assessing the Realizability of Capitalized Acquired Technology

We have capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At September 30, 2003, the unamortized costs related to the purchased software were approximately $1.9 million and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months and the nine months ended September 30, 2003 we recognized $129,000 and $1.0 million of stock-based compensation expense, respectively. For the three months and the nine months ended September 30, 2002 we recognized $887,000 and $3.3 million of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(373)	$(889)	$(915)	$537
Add: Stock-based employee compensation expense included in net income (loss)	129	887	1,032	3,280
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,083)	(1,818)	(5,738)	(5,432)

Pro forma net loss under SFAS 123	$(1,327)	$(1,820)	$(5,621)	$(1,615)

Net income (loss) per common share – basic:
As reported under APB 25	$(0.01)	$(0.03)	$(0.03)	$0.03

Pro forma under SFAS 123	$(0.04)	$(0.06)	$(0.18)	$(0.10)

Net income (loss) per common share – diluted:
As reported under APB 25	$(0.01)	$(0.03)	$(0.03)	$0.02

Pro forma under SFAS 123	$(0.04)	$(0.06)	$(0.18)	$(0.10)

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenue

Revenue increased to $18.5 million in the three months ended September 30, 2003 from $17.7 million in the three months ended September 30, 2002. Between these periods, license revenue increased 6% and services and maintenance revenue increased 3%.

Licenses. License revenue increased to $9.1 million in the three months ended September 30, 2003 from $8.5 million in the three months ended September 30, 2002. The increase in license revenue for the three months ended September 30, 2003 over results for the comparable period in 2002 was due to the initial market acceptance of the new versions of our Plumtree Corporate Portal and certain server products introduced in the second quarter of 2003.

Services and Maintenance. Services and maintenance revenue increased to $9.4 million in the three months ended September 30, 2003 from $9.1 million in the three months ended September 30, 2002, primarily due to increased maintenance we provided to our new customers and maintenance renewals from our larger installed customer base. Services revenue decreased to $3.7 million for the three months ended September 30, 2003 as compared to $4.1 million for the three months ended September 30, 2002 primarily due to lower headcount in our professional services organization. Maintenance revenue increased to $5.7 million in the three months ended September 30, 2003 from $5.0 million in the three months ended September 30, 2002.

Cost of Revenue

Licenses. Our cost of licenses consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of licenses increased to $259,000 in the three months ended September 30, 2003 from $151,000 in the three months ended September 30, 2002.

Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance decreased to $2.9 million in the three months ended September 30, 2003 from $3.1 million in the three months ended September 30, 2002. This decrease was attributable primarily to the decrease in headcount in our professional services and technical support departments. As of September 30, 2003, we had 64 professional services and technical support personnel as compared to 69 at September 30, 2002. We currently plan to increase hiring in these organizations.

Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended September 30, 2003 and 2002 was $22,000 and $181,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended September 30, 2003 and 2002 was $394,000 for both periods.

Operating Expenses

Research and Development. Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers on an independent contractor basis. Research and development expenses increased to $5.3 million in the three months ended September 30, 2003 from $4.6 million in the three months ended September 30, 2002, due primarily to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. As of September 30, 2003, we had 126 employees in research and development as compared to 115 employees as of September 30, 2002.

Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses increased to $8.1 million in the three months ended September 30, 2003 from $7.6 million in the three months ended September 30, 2002. Sales expenses increased to $6.8 million in the three months ended September 30, 2003 from $6.4 million in the three months ended September 30, 2002, although salaries and commissions for the third quarter of 2003 were lower by $422,000 as a result of lower headcount and reduced license sales. The overall comparative increase is due to cost savings achieved in the third quarter of 2002 from the cancellation of employee rewards and sales meetings in the third quarter of 2002 that did not recur in third quarter of 2003. Marketing expenses increased to $1.3 million in the three months ended September 30, 2003 from $1.2 million in the three months ended September 30, 2002. As of September 30, 2003, we had 117 employees in sales and marketing as compared to 134 employees as of September 30, 2002.

General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information services costs and costs associated with being a public company. General and administrative expenses remained flat at $1.7 million in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As of September 30, 2003, we had 28 general and administrative personnel as compared to 28 as of September 30, 2002. We expect this expense to increase in future periods as we incur additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act, proposed changes to the NASDAQ listing rules and other related rules and regulations. Many of the requirements of the Sarbanes-Oxley Act and proposed changes to the NASDAQ listing rules are not yet fully enacted or applicable to us yet. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

Restructuring Changes. We recorded a restructuring change of $475,000 for the three months ended September 30, 2003 related to reorganizations in employee headcount.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended September 30, 2003 and 2002 was $107,000 and $706,000, respectively.

Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income, Net

Other income, net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. Total other income, net increased to $633,000 in the three months ended September 30, 2003 as compared to other income, net, of $242,000 in the three months ended September 30, 2002. The increase was primarily the result of a gain on the sale of an investment, offset by decreased interest income and an increase in the loss on foreign currency transactions. During the three months ended September 30, 2003 we recognized a $475,000 gain on the sale of an investment, net of legal fees and commissions. We do not expect to benefit from similar gains on sales of investments in future periods. Interest income, net, decreased to $269,000 for the three months ended September 30, 2003 from $343,000 for the comparable period in 2002 primarily from a decrease in interest rates resulting in lower rates of return on our short term investments. The effect of foreign currency transactions was a loss of $(111,000) for the three months ended September 30, 2003 as compared to a loss of $(101,000) for the comparable period in 2002.

Provision for Income Taxes

We recorded an income tax provision of $237,000 and $411,000 for the three months ended September 30, 2003 and 2002 primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Nine Months Ended September 30, 2003 and 2002

Revenue

Revenue decreased to $52.7 million in the nine months ended September 30, 2003 from $63.4 million in the nine months ended September 30, 2002. Between these periods, license revenue decreased 34% and services and maintenance revenue increased 10%.

Licenses. License revenue decreased to $25.2 million in the nine months ended September 30, 2003 from $38.4 million in the nine months ended September 30, 2002. The decrease in license revenue for the nine months ended September 30, 2003 over results for the comparable period in 2002 was due primarily to customers delaying purchasing decisions or failing to make purchases due to the corresponding downturn in the overall software market.

Services and Maintenance. Services and maintenance revenue increased to $27.5 million in the nine months ended September 30, 2003 from $25.0 million in the nine months ended September 30, 2002, primarily due to increased maintenance we provided to our new and existing customers. Services revenue decreased to $10.7 million for the nine months ended September 30, 2003 as compared to $11.5 million for the nine months ended September 30, 2002. Maintenance revenue increased to $16.7 million in the nine months ended September 30, 2003 from $13.5 million in the nine months ended September 30, 2002.

Cost of Revenue

Licenses. Cost of licenses decreased to $887,000 in the nine months ended September 30, 2003 from $2.8 million in the nine months ended September 30, 2002. Our cost of license revenue decreased primarily due to decreased royalty payments due to the shipment of version 4.5WS of our portal product. Version 4.5WS (and later versions of our portal product) incorporate proprietary technology not subject to royalty payments in replacement of certain functionality previously provided by third-party vendors. Royalty expense for the nine months ended September 30, 2003 was $887,000 as compared to $2.9 million in the comparable period in 2002.

Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance decreased to $7.9 million in the nine months ended September 30, 2003 from $9.8 million in the nine months ended September 30, 2002. This decrease was attributable primarily to lower headcount in our professional services and technical support departments as well as a $327,000 credit to expense from the expiration of a software license purchased but never placed into service.

Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services for the nine months ended September 30, 2003 and 2002 was $179,000 and $649,000, respectively. Amortization of acquired technology related to cost of license revenue for each of the nine months ended September 30, 2003 and 2002 was $1.2 million.

Operating Expenses

Research and Development. Research and development expenses increased to $15.4 million in the nine months ended September 30, 2003 from $13.7 million in the nine months ended September 30, 2002, due to an increase in the number of our research and development staff and our efforts to enhance our core portal product offering and to expand our product line.

Sales and Marketing. Sales and marketing expenses decreased to $22.5 million in the nine months ended September 30, 2003 from $25.5 million in the nine months ended September 30, 2002, primarily as a result of lower commissions for our sales personnel resulting from decreased license invoicing, and reduced marketing expenditures resulting primarily from decreased salaries as a result of lower headcount in sales and marketing. Sales expenses decreased to $19.1 million in the nine months ended September 30, 2003 from $21.8 million in the nine months ended September 30, 2002 due primarily to reduced salaries as a result of lower headcount and a $1.5 million decrease in sales commissions due to reduced license invoicing. Marketing expenses decreased to $3.4 million in the nine months ended September 30, 2003 from $3.7 million in the nine months ended September 30, 2002 due primarily to reduced salaries as a result of lower headcount.

General and Administrative. General and administrative expenses decreased to $4.8 million in the nine months ended September 30, 2003 from $6.3 million in the nine months ended September 30, 2002, primarily as a result of a decrease in overhead and legal costs associated with becoming a public company in June 2002 as well as a reduction in bad debt expense.

Restructuring Changes. We recorded a restructuring change of $475,000 for the nine months ended September 30, 2003 related to reorganizations in employee headcount.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the nine months ended September 30, 2003 and 2002 was $853,000 and $2.6 million, respectively.

Other Income, Net

Total other income, net increased to $1.2 million for the nine months ended September 30, 2003 as compared to other income of $444,000 in the nine months ended September 30, 2002, primarily as a result of a gain on the sale of an investment, increased interest income and a favorable result of foreign currency transactions. Interest income, net, increased to $592,000 for the nine months ended September 30, 2003 from $519,000 for the comparable period in 2002, was primarily from interest income from short-term investments. During the nine months ended September 30, 2003 we recognized a $475,000 gain on the sale of an investment, net of legal fees and commissions. We do not expect to benefit from similar gains on sales of investments in future periods. The effect of foreign currency transactions was a gain of $78,000 for the nine months ended September 30, 2003 as compared to a loss of $(75,000) for the comparable period in 2002.

Provision for Income Taxes

We recorded an income tax provision of $613,000 and $768,000 for the nine months ended September 30, 2003 and 2002 primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

As of September 30, 2003, we had $67.3 million of cash and cash equivalents and short-term investments and $53.7 million in working capital.

Our net cash provided by operating activities decreased by $4.5 million from $5.0 million for the nine months ended September 30, 2002, to $475,000 for the nine months ended September 30, 2003. The decrease is primarily attributable to the $1.5 million decrease in net income (loss) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 as well as decreases in our liabilities.

Capital expenditures were $671,000 and $1.4 million for the nine months ended September 30, 2003 and 2002. Our capital expenditures in the first nine months of 2003 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

We have a $3.1 million revolving line of credit with Silicon Valley Bank with a maturity date of August 2004. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of September 30, 2003, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. We are also required to maintain a minimum cash balance with Silicon Valley Bank, which we were in compliance with at September 30, 2003.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our financial position or results of our operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 was adopted in the quarter ended June 30, 2003 and did not have a material impact on our financial position or results of our operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of our operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically grant our customers a warranty, which guarantees that our products will substantially conform to our current specifications for a period of ninety days from the delivery date as well as indemnification for customers from third party claims. Through the nine months ended September 30, 2003, costs related to these guarantees and indemnifications have not been significant. We cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of our operations.

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

Our short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. The latest version of our portal product, version 5.0, was released in June 2003. We cannot predict whether this version of our portal will be successful. We have derived all of our revenue from licensing our Plumtree Corporate Portal and related products and services. You should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

•	potential fluctuations in operating results and uncertain growth rates;

•	limited market acceptance of our products;

•	concentration of our revenue in a small range of products;

•	our need to expand our direct sales forces and indirect sales channels, particularly for international markets; and

•	our need to attract, train and retain qualified personnel.

We have a history of losses, and we may never sustain profitability on a quarterly or annual basis, which would have a harmful effect on our business and the value of our common stock.

We incurred substantial net losses in each year from our inception in July 1996 through 2001. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. Although we achieved annual profitability of approximately $2.4 million in 2002, for the nine months ended September 30, 2003 we had a net loss of $915,000. As of September 30, 2003, we had an accumulated deficit of approximately $40.4 million.

Given the level of our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and negative cash flows. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to sustain operating profitability on a consistant basis if at all. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably on a quarterly or annual basis could have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

As a result of our limited operating history and the emerging and evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends upon our ability to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers for substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of installation, modification and consulting fees and support and maintenance fees. Our services revenue has a lower gross margin than our license revenue. To the extent the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations within the United States and internationally;

•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter; and

•	costs associated with litigation and corporate events such as reorganizations.

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

Some of these factors are beyond our control. If our customer base does not expand, we may never become consistently profitable.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended September 30, 2003, our top 10 customers accounted for approximately 28% of our total revenue. Similarly, for most quarters over the last two years, generally a different customer has represented at least 10% of our total quarterly revenue. Our operating results and stock price could be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

We generate our revenue from licenses of the Plumtree Corporate Portal and related products and services, including Plumtree Portlet Web Services (formerly known as “gadgets”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform. We expect that our portal product, and future upgraded versions of this product will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in June 2003 we released version 5.0 of our portal product. If new and future versions of our products and services, including version 5.0 of the Plumtree Corporate Portal and planned future releases of the Plumtree Corporate Portal, such as 5.0 for Java platforms, and planned future updates to our Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. As an example, in the first nine months of 2003 we experienced a decline in license revenues from our core portal product resulting from delayed purchasing decisions from our customers due to the current downturn in the software market.

We depend on technology licensed from third-party software developers and our ability to develop and sell our products and services could be delayed or impaired if we fail to maintain these license arrangements.

We incorporate into our products and in certain cases resell third-party software that enables, enhances or compliments aspects of their functionality. This third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support, or at all. Some of these third-party software developers offer products that compete with the Plumtree Corporate Portal and our other products. Our loss of or inability to maintain these software licenses on current terms could delay or impair the sale of our products and services until equivalent software, if available, is identified, licensed or developed, and integrated, which could adversely affect our business and impair our future growth.

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

We have relationships with a large number of systems integrators and resellers, such as Computer Sciences Corporation, Lexis Nexis, Lockheed Martin, Project Performance Corporation, SAIC and SRA International. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships are a key factor in our overall business strategy and involve a number of risks, including:

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

We have relationships with technology providers, such as Sun Microsystems, Cognos, MediaEdge, SEEC, Project Performance Corporation, Stellant, Inxight, Pinnacor (formerly Screaming Media), Oblix, BEA Athoc, Handysoft, Pivia and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software or software we furnish contains errors, we may lose customers or experience reduced market acceptance of our products.

Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including the Plumtree Collaboration Server, the Plumtree Studio Server, version 5.0 of our corporate portal product (released in June 2003), upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors. Some of our customers require, or may require, enhanced modifications of our software for their specific needs. Modifications may increase the likelihood of undetected defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers.

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

Some of our customers, such as Allied Domecq, ConAgra Foods, Chartered Semiconductor, Department of Health and Human Services, Hochtief, Logira, Thomson Legal and Regulatoryand others are currently in a pre-deployment or preliminary stage of implementing our portal product and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our product.

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

Our portal product is designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. This includes product information, competitive intelligence, sales and inventory data, sales reports and corporate e-mail. As a result, the reputation of our software for providing security is vital to its acceptance by customers. Problems caused by security breaches associated with our products or products furnished by us could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, customer claims against us, increased insurance costs or increased service and warranty costs. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Moreover, our products may be even more susceptible to security breaches, since portals require the aggregation of many different Web applications on many different servers, with different security standards and protocols.

Capacity restrictions of our software could reduce the demand for and use of our products, which may limit our ability to generate license revenue.

Our products are designed to support enterprise-wide deployments with hundreds of thousands of users. However, the maximum amount of information and the maximum number of concurrent users that our products can support in any particular deployment is uncertain. It is also subject to factors outside of our control such as customer architecture. If the capacity boundaries of our products are reached, our customers may be dissatisfied, and we may lose customers or fail to gain new customers.

If we are unable to retain key personnel, our growth will be limited.

We are highly dependent on certain members of our management staff, including, without limitation, our Chief Executive Officer, John Kunze. Our Vice President of World Wide Operations left the Company in April 2003 and has not yet been replaced. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our management and engineering team. The loss of one or more of these officers or engineers may impede the achievement of our business objectives. None of our officers or key employees are bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options vested, their economic incentive to remain in our employ may be diminished.

If we are unable to recruit and train new personnel, our operations will be disrupted and our growth impaired.

Recruiting and retaining qualified technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for specialized employees in our industry can be intense. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting for a Vice President of Worldwide Operations and skilled technical personnel for our professional services group. It may take an extended period of time to hire a new Vice President of Worldwide Operations and a sufficient number of new technical professionals. Without a senior operations executive in place our sales force may lack direction and our sales process and productivity may suffer. Similarly, we may not be able to meet customer or internal demand for professional services. Once hired, new personnel will need time to familiarize themselves with Plumtree and our business practices. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

Managing the breadth of our operations will continue to strain managerial, operational and financial resources, and if we are unable to do so our business and operating results could be harmed.

The planned conduct of our operations, coupled with recent reductions and reallocations in headcount, will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our business and achieve growth depends in large part upon a number of factors, including our ability to rapidly:

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

We have invested capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 18%, 16%, 19%, 9% and 7% of our total revenue during the nine months ended September 30, 2003 and 2002 and for the years ended December 31, 2002, 2001 and 2000, respectively. If we are unable to continue to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow or undermine our overall growth.

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

Our international operations are subject to a number of risks, including:

•	costs of modifying our products for foreign countries;

•	compliance with multiple, conflicting and changing foreign governmental laws and regulations, including taxes, intellectual property, securities and employment laws;

•	increased reliance on systems integrators and resellers abroad;

•	longer sales cycles;

•	import and export restrictions and tariffs;

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing international operations;

•	greater difficulty in enforcing our intellectual property rights; and

•	greater difficulty or delay in accounts receivable collection.

Product liability claims could divert management’s attention and be costly to defend.

Our license agreements with customers and arrangements with our systems integrators and technology vendors typically contain provisions designed to limit our exposure to potential product liability claims. Not all domestic and international jurisdictions may enforce these limitations. Although we have not experienced any product liability claims to date, we may encounter this type of claim in the future. Product liability claims brought against us, whether or not successful, could divert the attention and resources of our management and key personnel, could be costly to defend and could require us to pay significant monetary damages or impair our ability to market our products.

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

On November 13, 2001, we commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. Specifically, we asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. On September 24, 2003, the Hague

District Court granted our request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying our allegations and asserting a counterclaim for infringement of his registered trademark. We are reviewing the counterclaim and intend to reply shortly.

On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree.” The Swiss Patent Office has dismissed the proceeding; however, we have appealed the decision. In addition, on May 2, 2003, we initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. On October 6, 2003, Mr. Linssen filed answering papers denying our allegations and asserting a counterclaim for infringement of his registered trademark. We are reviewing the counterclaim and intend to reply shortly.

We and Mr. Linssen have each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the action in The Hague.

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

We expect that software products, including ours, may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments expands and overlaps. Third parties may claim our products infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

•	Be time-consuming to defend;

•	result in costly litigation;

•	divert our management’s attention and resources;

•	require us to indemnify technology vendors, system integrators or customers;

•	require us to refund license fees;

•	cause product shipment delays;

•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all: or

•	result in count orders limiting our ability to license our products.

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

The development and expansion of our business may require significant capital to fund our operating expenses, working capital needs and capital expenditures. During the next 18 months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, cash flow from sales of our product and services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, SAP expanded its competitive offerings through its acquisition of TopTier in March 2001; Vignette completed its acquisition of Epicentric, Inc. in December 2002; Open Text Corporation acquired Corechange, Inc. in February 2003 and Web Methods acquired certain assets of Data Channel in October 2003. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

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

New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. For example, version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server have been recently released commercially, increasing the risk of undetected defects or errors. Our efforts to develop and release new products, such as the planned version 5.0J (Java) of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problem. Product release delays or product defects, could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

As of September 30, 2003, we had cash, cash equivalents and short-term investments totaling $67.3 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

For the three months ended September 30, 2003, we earned approximately 18% of our revenue from international markets, most of which are denominated in various foreign currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe, based on an evaluation performed under the supervision and with the participation of management, including our CEO and CFO, that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to Plumtree is made known to them by others within our company during the period in which this Report on Form 10-Q was being prepared. There have been no material changes in our internal controls over financial reporting that occurred during the period covered by the quarterly report which materially affected, or would be reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana alleging in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 (“the ‘137 patent”) owned by Datamize. Datamize, based in Florence, Montana, described itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” The Company moved to dismiss the action for lack of personal jurisdiction. In early July 2003, the court granted the Company’s motion, and entered judgment in favor of the Company on July 7, 2003 in accordance with that order. Datamize had thirty (30) days to appeal this judgment, which period elapsed on August 6, 2003 without Datamize taking any action with the court.

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of U.S. Patent Number 6,014,137, Electronic Kiosk Authoring System (“the ‘137 patent”), which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the court realigned the parties so that the Company is now the defendant, and Datamize is now the plaintiff. The case is in its early stages. At this time, the Company does not believe it is infringing any valid patent claim of Datamize and intends to vigorously pursue its claims and defenses.

On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. Specifically, the Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The Company is reviewing the counterclaim and intends to reply shortly.

On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree.” The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the decision. In addition, on May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. On October 6, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The Company is reviewing the counterclaim and intends to reply shortly.

The Company and Mr. Linssen have each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the action in The Hague.

In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain leasehold improvements during the lease term. The Company is currently unable to determine the Company’s potential liability related to this matter. Management does not believe that the outcome of this matter will have a material impact on the Company’s financial position, liquidity or results of operations.

The results of the above issues and proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

Stockholders who wish to present proposals at our 2004 annual meeting must submit their proposals in accordance with our bylaws and such proposals must be received by us no later than December 13, 2003 in order for their proposals to be considered for inclusion in our proxy statement and form of proxy related to that meeting and to be considered at that meeting.

Stockholders who wish to present a proposal for consideration for our 2004 annual meeting but do not want such proposal included in our proxy statement must submit such proposals in accordance with our bylaws between February 16, 2004 and March 16, 2004.

ITEM 5.	OTHER INFORMATION

Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Several officers have conducted trades during the fiscal quarter ended September 30, 2003 pursuant to previously adopted Rule 10b5-1 trading plans.

Stockholders who wish to present proposals at our 2004 annual meeting must submit their proposals in accordance with our bylaws and such proposals must be received by us no later than December 13, 2003 in order for their proposals to be considered for inclusion in our proxy statement and form of proxy related to that meeting and to be considered at that meeting.

Stockholders who wish to present a proposal for consideration for our 2004 annual meeting but do not want such proposal included in our proxy statement must submit such proposals in accordance with our bylaws between February 16, 2004 and March 16, 2004.

Our CFO, Eric Borrmann paid the balance of the Company’s Secured Promissory Note dated August 14, 2000 (“Note”) on October 30, 2003 and therefore the Note, as well as the Security and Pledge Agreement dated August 14, 2000 between the Company and Eric Borrmann have been cancelled.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)

4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees (1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)

10.5*	2002 Director Option Plan, and form of agreements thereunder (1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.9*	Offer letter between the Registrant and John H. Kunze (1)

10.10*	Offer letter between the Registrant and Eric Borrmann (1)

10.11*	Offer letter between the Registrant and John Hogan (1)

10.12	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.13	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.14	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C.

10.15	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C.

10.16	Offer letter between Registrant and Eric Zocher

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2) Incorporated by reference to Exhibits filed with the Registrants 10-Q for the fiscal quarter ended September 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).

(3) Incorporated by reference to Exhibits filed with the Registrants 10-Q for the fiscal quarter ended September 30, 2002 and filed with the SEC on November 12, 2002 (File No. 001-31344).

(b) Reports on Form 8-K.

On July 10, 2003, we furnished a current report on Form 8-K to file our press release announcing the Company’s results for the fiscal quarter ended June 30, 2003.

On September10, 2003, we furnished a current report on Form 8-K to file our press release announcing the hiring of Eric Zocher as Vice President of Engineering.

On October 13, 2003, we furnished a current report on Form 8-K to file our press release announcing the Company’s results for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.

(Registrant)

Dated: October 31, 2003	/s/ John H. Kunze
John H. Kunze President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: October 31, 2003	/s/ Eric Borrmann
Eric Borrmann Chief Financial Officer (Principal Financial Officer)