Form 10-K
period 2003-12-31
PLUMTREE SOFTWARE INC
filed 2004-03-12
CIK 1035656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $81,415,504 based on the number of shares held by non-affiliates of the registrant as of December 31, 2003, and based on the reported last sale price of common stock on June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by five percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the issuer’s common stock as of December 31, 2003 was 31,264,722.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 20, 2004, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2003 are incorporated by reference into Part III of this Report	III

PLUMTREE SOFTWARE, INC.

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those stated or suggested by such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations — Risk Factors That May Affect Our Future Results and the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2004.

PART I

Item 1.     Business

Overview

      Plumtree Software, Inc. (“we”, “our”, “Plumtree” or “the Company”), was incorporated in California on July 18, 1996 and reincorporated in Delaware on May 31, 2002. Our initial public offering of 5,000,000 shares of common stock was completed on June 4, 2002.

      We develop, market and sell corporate portal, collaboration, content management and search software as well as related services for enterprises. These technologies work together in an online work environment that we call the Enterprise Web. The Enterprise Web offers customers a foundation for building Web applications more quickly, at lower cost. Our Enterprise Web solution allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web environment and empowers users to create new information and services. Our software also supports a wide range of online business processes, so users can complete tasks more efficiently. For example, using our solution, a company’s employees can send e-mail, read competitive news or update a sales database, accessing multiple systems in one experience. Similarly, a company’s customers can use the Enterprise Web to search for support articles, participate in online discussions or access billing information.

      We believe that the range of resources that our software can integrate and our proprietary Internet technology for performing this integration for hundreds of thousands of users differentiate our products and create value for our customers. We also provide professional services and training, maintenance and support services to our customers. Since 1997, we have licensed our software to more than 575 customers from a broad range of industries and government around the world.

Strategy

      Plumtree’s mission is to create a comprehensive Web environment for employees, customers and partners across the corporate enterprise to interact with different systems and work together. Plumtree’s Enterprise Web solution consists of integration products for bringing resources from traditional systems together on the Web, foundation services such as collaboration, content management and search for building new Web applications, and an applications management platform for delivering these Web applications to broad audiences. Plumtree’s Web Services Architecture allow this solution to span rival platforms and systems, maximizing customers’ return on their existing technology investments. Key elements of our strategy include:

Establishing the Enterprise Web Suite as a Platform for Building Service-Oriented Applications

      We seek to establish our Enterprise Web software as the primary platform for aggregating an organization’s existing information and services, and for creating new service-oriented applications from these resources. To drive this strategy, we seek to maximize the range of software systems integrated into our platform using open technologies. As our solution is adopted by our customers as an enterprise-wide Web platform, businesses can use our platform to author new documents, build new applications and create new Web-based business processes.

Developing New Products To Address Customer Needs

      We believe our software provides a cost-effective platform for delivering new Web applications to broad audiences. Accordingly, we intend to build additional software products for building service-oriented applications. We believe that new product releases will increase our opportunities with each customer and allow us to compete more effectively.

Products

      Plumtree’s products empower organizations to create an open, enterprise-wide Web environment for people to interact with applications, find information and work together. We call this environment the Enterprise Web. The Enterprise Web provides a common framework for delivering and managing Web applications, and a set of services designed to overcome technical and organizational boundaries — for integrating systems, managing content, supporting collaboration and administering security across a business.

      To support the Enterprise Web, Plumtree offers three product lines:

•	Plumtree Corporate Portal: the applications management framework for the Enterprise Web.

•	Integration Web Services: products that bring to the Enterprise Web resources from existing systems.

•	Server Products: a foundation for building Enterprise Web applications, including content management, collaboration and search.

The Plumtree Corporate Portal

The Plumtree Corporate Portal is the applications management framework for the Enterprise Web. The portal provides a powerful enterprise-wide arena for employees, partners and customers to interact with documents, applications, foundation services, and one another. The portal integrates content, applications, search and security from other systems through Plumtree’s integration products, and delivers capabilities such as collaboration and content management through Plumtree’s server products. The platform also hosts the main portal user components: the personalized and community portal pages, the enterprise-wide Document Directory and Web-based administration.

The applications management framework’s primary user benefit is that it allows everyone in an organization to use applications and find documents on their own, in one place. By empowering users to meet their own information technology needs, the portal helps reduce user support and training costs, and provides a tool to improve enterprise productivity and customer service. By providing a single managed environment for integrating dozens or hundreds of intranets, extranets and Web-enabled applications, the portal can also lower application development costs, simplifies maintenance and ensures that users can find all the electronic resources being created across the enterprise. The portal’s primary benefit for information technology groups is that it allows organizations to build Web applications quickly and efficiently using the content management, collaboration and search resources available within Plumtree’s Enterprise Web solution.

Relying on a Web Services Architecture to assemble all the resources available in the portal, the applications management framework helps lower the cost of integrating heterogeneous systems. At the center of this architecture stands a Parallel Portal Engine that uses Internet standards to communicate with other systems. Designed from the outset to communicate with Web services running on different platforms and networks, the patent-pending parallel engine is the only integration infrastructure that has proven its ability to communicate with thousands of systems via Internet protocols, making an Enterprise Web environment based on heterogeneous resources available for hundreds of thousands of users.

Plumtree Integration Products

Plumtree’s integration products bring together on the Web electronic resources from across the enterprise, introducing existing software systems to broader audiences, and maximizing return on investment. We believe integration is one of Plumtree’s strengths: as an Enterprise Web vendor, Plumtree seeks to span rival software platforms and applications than the vendors of those systems.

Plumtree’s integration products go beyond simple views of other applications to combine the full range of corporate systems in the Enterprise Web:

•	Plumtree Portlets for integrating enterprise applications and delivering new services in portal pages;

•	Crawler Web Services for identifying content in file systems, databases and Web sites to be indexed and categorized in the Enterprise Web’s knowledge management system;

•	Authentication Web Services for synchronizing the Enterprise Web’s security system with systems of record, including LDAP directories and Windows domains;

•	Search Web Services for federating searches from the Enterprise Web to indexes maintained by third-party search engines.

•	Profile Web Services for creating a master profile of each user, based on characteristics drawn from enterprise systems.

Plumtree Server Products

Plumtree’s Server Products offers a set of services for use within the portal:

Plumtree Content Server

Plumtree Content Server 4.0 is our Enterprise Web publishing system, bringing intranet, extranet and Internet sites into the Enterprise Web’s global framework for security, navigation and knowledge management. Thoroughly integrated into the Enterprise Web Suite over the past year, the technology in Plumtree Content Server 4.0 has been battle-tested at over one hundred customer sites.

We believe Plumtree’s commitment to content management is unique in the service-oriented applications industry. For customers that have already deployed content management systems, Plumtree currently offers integration with Documentum, Interwoven, FileNET, Lotus, Open Text and Stellent, embedding the administrative tools in the portal as Plumtree portlets, and indexing and categorizing the content through Crawler Web Services. For customers who seek to avoid buying a separate content management system with a portal, Plumtree offers Plumtree Content Server.

Content Server allows portal users across a business to publish content such as win-loss reports, technical support articles, corporate communications announcements, product specifications and market updates—all in a controlled, consistent way. The result is a portal that everyone can use to route or share information.

Plumtree Collaboration Server

Plumtree Collaboration Server 2.0 allows Enterprise Web users to collaborate on projects — setting schedules, sharing documents and exchanging ideas.Collaboration Server combines a view of active projects with all the other resources integrated in the Enterprise Web, including e-mail and sales reports, telephone directories and competitive news. The result is an Enterprise Web environment that employees, partners and customers can use as a working platform for project teams and business units.

With an administrative environment for managing announcements, calendars, schedules, documents and discussions, we believe Collaboration Server provides a comprehensive solution for driving projects to completion. For example, tasks can require documents to be uploaded for team review; those documents can be a topic for online discussions; and these discussions can trigger an e-mail notification. Collaboration

Server’s integration with the Plumtree Corporate Portal allows project members to monitor their involvement with multiple projects from personalized portal pages.

Plumtree Search Server

Plumtree Search Server indexes content throughout the Enterprise Web, including project documents stored by Collaboration Server, Web pages managed by Content Server and content indexed from file systems, Web sites and document databases into the portal’s Knowledge Directory. Based on years of experience with search as corporate infrastructure, Plumtree offers search technology with enterprise-class security, scalability, reliability and ease-of-administration. This search technology is closely integrated with all the other systems in the Enterprise Web, freeing administrators from having to separately secure and manage a search index.

This integration results in a more powerful solution. Search Server relies on the Enterprise Web’s identity management to store users’ access privileges in the content index, ensuring that searches are secure. Search Server maintenance tasks are scheduled via the Plumtree Enterprise Web Suite’s Automation Server, which queues all asynchronous activity in the Enterprise Web, automating administration. Crawler Web Services scan a wide range of repositories outside the Enterprise Web for information to index in Search Server’s collections, and the Knowledge Directory provides a visualization, subscription and administration framework for publishing and categorizing indexed content.

Plumtree Studio Server

Plumtree Studio Server lets information technology managers and content experts create application components such as telephone lists, work order processes, calendars and surveys, without any coding. Known as portlets, the components that Studio Server builds feature a user interface, application logic, and a database. By empowering a wide range of audiences to develop numerous portlets quickly, Studio Server lowers the cost of deploying new services through the portal, and empowers portal managers to populate their own sites within the Enterprise Web without involving developers.

Plumtree Web Services Architecture

      Plumtree’s Web Services Architecture is based on our use of Internet standards such as Hypertext Transfer Protocol (HTTP), Simple Object Access Protocol (SOAP), Universal Description Discovery and Integration (UDDI) and Extensible Mark-up Language (XML). Through the use of these protocols, we can integrate applications, content, security and search services. We believe we offer the first software solution in which all integration is based on Web services standards, and that this architecture offers customers greater flexibility, reduced development costs and maximum reliability. Because it can broker resources across different platforms and networks, the Plumtree Enterprise Web Suite can integrate a wide range of resources from other systems, broadening the range of customers our products can serve.

Services

      In addition to offering software, we offer customers, systems integrators and technology vendors deployment and support services.

     Professional Services

      We offer professional services to deploy Plumtree products at customer sites, and to train alliance members, including technology vendors and systems integrators. Our consultants also participate in joint deployments with systems integrators, increasing our capacity to deploy at a large number of customer sites.

     Customer Care Services

      We provide customer care through technical support and assigned account managers. Technical support is offered worldwide via e-mail and telephone through our support centers in San Francisco, London, Sydney and Tokyo 24 hours per day, seven days per week. Customers, systems integrators and technology vendors may also receive technical support through Plumtree’s Support Center, powered by a deployment of our own Enterprise Web software. In addition, local account managers act as advocates within Plumtree to assist customers in defining their business requirements and obtaining the needed resources for a successful deployment. Plumtree also offers premium support, which includes developer support, dedicated account management and on-site support.

     Training Services

      We offer a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand their deployment of the Enterprise Web. Offered both at customer sites and at training centers in various cities, these classes train individuals from customer and alliance member organizations.

Customers

      We have licensed our products to over 575 customers. Our clients represent a broad spectrum of industries and public entities. For the year ended December 31, 2003 no single customer accounted for 10% or more of our net revenue.

Sales and Marketing

      We pursue sales using our direct sales force and through systems integrators and independent software vendors. We focus our sales activities on large businesses and government organizations.

      As of December 31, 2003, our sales organization consisted of 106 managers, account executives, channel managers and product consultants, divided into six teams. We have sales representatives throughout the United States, Europe and Asia Pacific, located in major metro areas such as Atlanta, Boston, Chicago, Dallas, Denver, London, Los Angeles, Minneapolis, Munich, New York, Paris, San Francisco, Seattle, Seoul, Singapore, Sydney, Tokyo and Washington D.C.

      Our marketing and technology alliance efforts are conducted by a team that, as of December 31, 2003, consisted of 17 professionals. The marketing organization is generally responsible for product positioning, product direction, communications, field events and sales tools. The product management team drives product direction and technical marketing and competitive analysis. We generate sales leads from communications programs that include our Web site, public relations, online and local seminars, tradeshows and events.

Technology

      The Plumtree Enterprise Web Suite is based on Web services technologies and a parallel engine designed to assemble those services in an enterprise solution.

          Parallel Engine

      In order to scale to meet the needs of a large number of users who each require the integration of many Web services in a personalized, secure fashion, we have developed the parallel engine, which sends requests to multiple Web services in parallel through HTTP. Our engine can retrieve content from a large number of Web services, optimizing the number of network sockets and computing threads required for these requests. If, for example, a portal page embeds a remote service for listing e-mail messages that takes one second to prepare, an inventory report that takes one second to prepare and an industry news services that takes one second to prepare, the parallel portal engine assembles the page in approximately one second, instead of three, even if each service is hosted on an entirely different platform. This approach is also designed to be fault-tolerant, as services operating on separate computers cannot interfere with one another or with the Enterprise Web’s main application servers. Features of our parallel engine include:

•	Request chaining: the parallel engine combines multiple HTTP requests into a single virtual request, reducing the number of network sockets opened and closed, and improving performance.

•	Thread conservation: traditional HTTP libraries use a separate computing thread for each HTTP request, which quickly exhausts the memory of a system that may have to open thousands of HTTP requests per second. The parallel engine opens multiple HTTP requests using one thread, increasing performance.

•	Address caching: the parallel engine stores in memory the addresses of computers hosting Web services, avoiding time-consuming address requests from a domain name server.

•	Time-outs: because our Internet architecture isolates faults on separate computers, the engine can bypass Web services that fail to return a result within an administrator-configured time-frame. The portal displays a cached result or an error message where that Web service would have surfaced to the user, without causing the entire portal to fail or wait indefinitely, increasing the portal’s overall quality-of-service.

•	Load-balancing: the parallel engine balances loads against multiple instances of the same Web service, re-directing requests when one instance is overtaxed or fails.

•	Secure Sockets Layer: the parallel engine is designed to support optimized communications through the Secure Sockets Layer, for secure connections to thousands of Web services.

Research and Development

      Since inception, we have devoted significant resources to develop our products and technology. We believe our future success depends in large part on continuing innovation and rapid development. Our engineering organization is responsible for product architecture and technology, engineering and quality assurance. As of December 31, 2003, our engineering organization consisted of 128 employees. For the years ended December 31, 2003, 2002 and 2001 our research and development expenses totaled approximately $20.7 million, $18.1 million and $14.1 million. We expect to continue to devote substantial resources to our research and development activities.

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

      Some large software vendors, such as PeopleSoft, SAP and Siebel, are Web-enabling their proprietary client-server applications. Prospective customers who require only a Web view of their applications may not need an Enterprise Web solution and may be satisfied with this category of products. Some software vendors, such as BEA, IBM and Microsoft, are offering portal-building infrastructure, but do not offer a complete solution for building services-oriented applications. Since many prospects already license other software from these vendors, a customer-vendor relationship already exists. We also face competition from information technology departments of potential customers that have developed or may develop in-house technologies that may substitute for those offered by us. We expect these internal development initiatives will continue to be a source of competition.

      We expect to face increased competition in the future from our current competitors. In addition, new competitors, combinations or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed customer base, any of which could provide them with a significant competitive advantage. We expect that the rapid evolution of Internet-based software applications and standards will require us to adapt our software products to remain competitive. If we are unable to compete successfully, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins, either of which could harm our business, results of operations and financial condition.

Employees

      As of December 31, 2003, we had 350 full-time employees, of whom 299 were based in the United States of America and 51 were based in Canada, Europe and Asia Pacific. Of those employees, 123 were in sales and marketing, 128 were in engineering, 72 were in professional services, technical support and training, and 27 were in finance, human resources, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage, and we consider our relations with our employees to be good.

International Operations

      Our revenue originating outside of the United States, as a percentage of our total net revenue, was approximately 21% percent in the year ended 2003, 19% percent in the year ended 2002 and 9% percent in the year ended 2001. We have no material long-lived assets located outside of the U.S..

      Most of our sales in international markets in the past three years were made by foreign sales subsidiaries, but commencing in 2004, we expect to contract most of our international sales directly from the U.S. In countries with low sales volumes, we expect sales to be made primarily through various local representatives and distributors.

      Our international business is subject to risks customarily encountered in foreign operations, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, changes in tax laws and regulatory requirements, difficulty in staffing and managing operations, differing labor regulations and differing protection of intellectual property. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the local functional currency. The U.S. and international response to recent terrorist activities could exacerbate these risks.

Investor Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      You can access financial and other information at our Investor Relations website. The address is www.plumtree.com/ir. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

      Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/ Corporate Governance Committee and our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.plumtree.com/ir under “Corporate Governance Policies.” These items are also available in print to any stockholder who requests them by calling (877) GET-PLUM (877-438-7586) in the U.S. and Canada, and (415) 399-2554 outside the U.S. and Canada.

Item 2.     Properties

      Our principal headquarters facility is located in approximately 43,000 square feet of office space in San Francisco, California under leases expiring in October 2006. Our international headquarters facility is located in approximately 6,000 square feet of office space in Maidenhead, United Kingdom under a lease expiring in August 2004. We believe our current facilities are adequate for our needs for the foreseeable future.

Item 3.     Legal Proceedings

      The material set forth in Note 7 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the Nasdaq National Market under the symbol “PLUM” and has been traded on Nasdaq since our initial public offering on June 4, 2002. According to the records of our transfer agent, we had 137 stockholders of record as of December 31, 2003. The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each of the quarters since our initial public offering:

	Low Sale Price	High Sale Price

2003:
Fourth Quarter	$4.08	$5.67
Third Quarter	3.63	4.65
Second Quarter	3.09	4.51
First Quarter	2.63	4.50
2002:
Fourth Quarter	$1.98	$3.07
Third Quarter	2.60	4.49
Second Quarter (from June 4, 2002)	4.30	8.50

Dividend Policy

      We have never declared or paid dividends on our capital stock. We presently anticipate that we will retain all of our future earnings to finance the development and expansion of our business and provide working capital. Therefore, we do not anticipate paying any cash dividends on our common stock for the foreseeable future. The terms of our existing Silicon Valley Bank line of credit and security agreement prohibit the payment of dividends, except in specified circumstances.

Equity Compensation Plan Information

      The following table summarizes information about our equity compensation plans as of December 31, 2003. All outstanding awards relate to our common stock.

		Weighted-average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available for
	to be Issued upon	Outstanding	Future Issuance under
	Exercise of	Options,	Equity Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan category	Warrants and Rights	Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,407,495	$4.15	9,087,435(1	),(2),(3)
Equity compensation plans not approved by security holders	—	—	—

Total	10,407,495	$4.15	9,087,435

(1)	Includes 2,124,342 of securities authorized and available for issuance in connection with the Plumtree Software, Inc. Employee Stock Purchase Plan (the “423(b) Plan”).

(2)	Shares authorized for issuance in connection with the 423(b) Plan are subject to an automatic annual increase of the lesser of 1,500,00 shares or 2 percent of our outstanding common stock or an amount determined by our Board of Directors.

(3)	Under the Plumtree Software, Inc. 2002 Stock Plan (“Stock Plan”), we may issue 6,963,093 options to purchase common stock. Shares authorized for issuance in connection with the Stock Plan are subject to an automatic annual increase of the lesser of 3,000,000 shares or 5 percent of our outstanding common stock or an amount determined by our Board of Directors.

Item 6. Selected Financial Data

      The consolidated statements of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2003, 2002, 2001, 2000 and 1999, are derived from our audited consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The following data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Revenue	$71,452	$82,919	$81,473	$35,111	$3,367
Gross margin	57,673	64,761	62,350	20,758	2,107
Income (loss) from operations	(2,068)	2,852	(7,132)	(22,046)	(6,879)
Net income (loss)	(1,467)	2,390	(7,805)	(21,683)	(7,030)
Net income (loss) per share, basic	$(0.05)	$0.12	$(1.21)	$(3.97)	$(1.78)
Net income (loss) per share, diluted	$(0.05)	$0.08	$(1.21)	$(3.97)	$(1.78)
Cash and cash equivalents and short-term investments	67,689	65,322	24,040	13,098	2,344
Working capital	54,516	49,185	3,769	5,102	2,406
Total assets	90,762	90,722	51,260	38,001	5,600
Long-term liabilities	448	454	437	368	328
Total stockholders’ equity	57,891	55,352	11,443	10,362	2,717

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” in Item 15, in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Risk Factors that May Affect our Future Results and the Market Price of our Stock,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

Overview and Executive Summary

      The following is a summary of the discussion of our financial condition and results of operations and is qualified in its entirety by the more complete discussion contained in this Item 7. This summary should be read in conjunction with Part I, Item 1, “Business” and is qualified in its entirety by the risk factors set forth in Item 7 as described below under “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock.”

      Plumtree Software, Inc. (“we”, “Plumtree” or the “Company”), was incorporated in California on July 18, 1996 and reincorporated in Delaware on May 31, 2002. Our initial public offering of 5,000,000 shares of common stock was completed on June 4, 2002.

      Plumtree develops, markets and sells corporate portal, collaboration, content management and search software as well as related services for enterprises. These technologies work together in an online work environment that we call the Enterprise Web. The Enterprise Web offers customers a foundation designed to build Web applications more quickly, at lower cost. Our Enterprise Web solution allows an enterprise’s employees, customers and partners to interact with different types of information and applications in one Web site and empowers users to create new information and services. Our software also supports a wide range of online business processes, so users can complete tasks more efficiently.

      We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software license maintenance, professional services and training revenue. For 2003 and 2002, our net revenue was $71.5 million and $82.9 million, respectively, and our net income (loss) was $(1.5) million and $2.4 million, respectively. The decreased spending levels of our potential corporate and government customers as well as increased competition have adversely impacted our revenue and net income. During the past two years, we have experienced weakness in corporate level spending, with many of our customers delaying new or expanded technology solution implementations.

      In addition to total revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Revenue by category (license, maintenance and professional services and training):

•	Our license revenue for the year ended December 31, 2003 was $34.0 million, a 31% decrease over the year ended December 31, 2002, resulting primarily from the downturn in the overall market for information technology and software as well as increased competition.

•	We offer professional services to deploy the Plumtree Corporate Portal and other products at customer sites, and to train alliance members, including technology vendors and systems integrators; maintenance and customer care through technical support and assigned account managers; and a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise. Revenue from maintenance and technical support in 2003 was $22.5 million, an increase of $4.0 million or 22% over 2002, resulting from an increase in maintenance revenue from our new customers as well as from renewals of maintenance contracts by our installed base of customers. Revenue attributable to professional services increased in 2003 to $11.9 million as compared to $11.7 in 2002, primarily related to increased headcount within the professional services department as headcount increased to 59 consultants in 2003 from 46 consultants in 2002. Training revenue decreased in 2003 by approximately $190,000 as compared to 2002. We expect our maintenance, professional services and training revenue in general to increase in 2004, primarily due to increased maintenance revenue from both new customers as well as renewals from our installed customer base.

•	Deferred revenue balances:

•	Our deferred revenue balance at December 31, 2003 was $19.0 million, of which approximately $1.2 million is deferred license revenue, approximately $16.6 million is deferred maintenance revenue and $1.2 million is deferred professional services and training revenue. In 2003, our total deferred revenue balance increased $488,000 over 2002. The increase in total deferred revenue from 2002 to 2003 is principally related to an increase in deferred maintenance revenue offset by decreases in deferred license revenue and deferred professional services and training revenue.

•	Deferred license revenue decreased $2.4 million in 2003 as compared to 2002 due primarily to the recognition of approximately $2.8 million in revenue during 2003 from the December 31, 2002 balance.

•	Deferred maintenance revenue increased $3.1 million in 2003 as compared to 2002 related to an increase in deferred maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers.

•	Deferred professional services and training revenue decreased $258,000 in 2003 as compared to 2002 as less of our customers at the end of 2003 prepaid for services and training than in 2002. During 2004 we expect our deferred revenue balances to remain consistent with 2003 with the breakdown of deferred revenue continuing to shift from deferred license revenue into deferred maintenance revenue as more of our customers renew their maintenance contracts.

•	Number of license revenue transactions and breakdown of new customers versus repeat customers: During the year ended December 31, 2003, we closed 322 license transactions, including 128 new customers or 40% of our total license transactions and 194 repeat orders or 60% of our total license transactions bringing our total number of customers since inception to over 575. During the year ended December 31, 2002, we closed 294 license transactions, which included 143 new customers or 49% of our total license transactions and 151 repeat orders or 51% of our total license transactions.

•	Revenue by geographic region: We operate our business in two geographic regions: United States and International, which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”) and Canada. In 2003, 79% of our revenue was generated within the United States, with International revenue accounting for 21% of our total revenue. Our United States and International operations have experienced many of the same economic trends set forth above.

•	Cash and cash equivalents and short-term investments:

•	At December 31, 2003, our cash, cash equivalents and short-term investments were $67.7 million, up 4% from $65.3 million at December 31, 2002. We expect that our primary utilization of cash in 2004 will continue to be salaries, commissions, bonuses and other payroll related costs.

•	Net cash flows from operations in the year ended December 31, 2003 was $862,000 compared to $7.0 million for the year ended December 31, 2002. The decrease in net cash flows from operations flow was driven primarily by the decrease in our net income (loss) as well as a decrease in our accrued liabilities.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	Software revenue recognition;

•	allowance for doubtful accounts;

•	income taxes;

•	assessing the realizability of capitalized acquired technology; and

•	determination of the fair value of stock options granted to employees.

Software Revenue Recognition

      The Company’s software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of the Company’s products in perpetuity based on a specified number of users or CPUs; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. The Company recognizes software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of the Company’s software arrangements, the Company defers revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement: The Company considers a non-cancelable agreement signed by the Company and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Acceptance: The Company’s typical end user license agreement does not include customer acceptance provisions. If the arrangement specifies acceptance provisions, the Company defers the revenue until the earlier of when written acceptance is received from the customer or the customer’s acceptance rights expire.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and is on standard payment terms. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is deemed probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon cash collection.

Allowance for Doubtful Accounts

      We have provided an allowance for doubtful accounts of $522,000 and $754,000 as of December 31, 2003 and 2002, respectively for estimated losses resulting from the inability of our customers to make their required payments. The decrease in our allowance for doubtful accounts is due primarily to the improved economic environment, improved collection efforts and increased management focus on collection matters.

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

Income Taxes

      We provided a valuation allowance of $7.3 million against the entire net deferred tax asset as of December 31, 2003. The valuation allowance was recorded given the accumulated losses we have incurred and uncertainties regarding our future operating profitability and taxable income. Our income tax provision is primarily related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable. For the years ended December 31, 2003 and 2002 we recorded an income tax provision of $824,000 and $1.2 million related to these tax liabilities.

Assessing the Realizability of Capitalized Acquired Technology

      We have capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At December 31, 2003, the unamortized costs related to the purchased software were approximately $1.5 million and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

      In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the year ended December 30, 2001, we recorded $4.4 million of deferred stock-based compensation and we recognized $4.5 million of stock-based compensation expense. For the years ended December 31, 2003 and 2002, we did not record any deferred stock-based compensation and we recognized $1.4 million and $3.5 million of stock-based compensation expense. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$(1,467)	$2,390	$(7,805)
Add: Stock-based employee compensation expense included in net income (loss)	1,363	3,500	4,527
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(8,429)	(6,377)	(6,618)
Pro forma net loss under SFAS 123	$(8,533)	$(487)	$(9,896)

Net income (loss) per common share — basic:
As reported under APB 25	$(0.05)	$0.12	$(1.21)
Pro forma under SFAS 123	$(0.28)	$(0.02)	$(1.53)
Net income (loss) per common share — diluted:
As reported under APB 25	$(0.05)	$0.08	$(1.21)
Pro forma under SFAS 123	$(0.28)	$(0.02)	$(1.53)

Results of Operations

      The following table sets forth the statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,

	2003	2002	2001

Revenue:
Licenses	47.6%	59.8%	66.3%
Services and maintenance	52.4	40.2	33.7

Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of licenses	0.9	3.8	6.1
Cost of services and maintenance	15.9	15.3	16.5
Amortization of stock-based compensation and acquired technology	2.5	2.8	0.9

Total cost of revenue	19.3	21.9	23.5

Gross margin	80.7	78.1	76.5
Operating expenses:
Research and development	28.9	21.9	17.4
Sales and marketing	42.8	40.1	49.6
General and administrative	9.6	8.7	10.5
Aborted offering costs	—	—	2.0
Restructuring charge	0.7	0.5	0.9
Amortization of stock-based compensation	1.6	3.4	4.8

Total operating expenses	83.6	74.6	85.2

Operating income (loss)	(2.9)	3.5	(8.7)
Other income (expense):
Interest income (expense)	1.4	0.9	(0.3)
Other income (expense)	0.6	(0.1)	0.3

Other income, net	2.0	0.8	0.0

Income (loss) before income taxes	(0.9)	4.3	(8.7)
Provision for income taxes	1.2	(1.4)	(0.8)

Net income (loss)	(2.1)%	2.9%	(9.6)%

Year Ended December 31, 2003 and 2002

Revenue

      Revenue decreased from $82.9 million in 2002 to $71.5 million in 2003. Between these periods, license revenue decreased 31% and services and maintenance revenue increased 12%.

      Licenses. License revenue decreased from $49.6 million in 2002 to $34.0 million in 2003. The decrease in license revenue was primarily due to the downturn in the overall market for information technology and software, offset by the addition of over 125 new license customers in 2003. No customer accounted for more than 10% of our revenue for the years ended December 31, 2003 and 2002.

      Services and Maintenance. Services and maintenance revenue increased from $33.3 million in 2002 to $37.4 million in 2003. This increase was due primarily to an increase in maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers. This increase is comprised of $4.0 million in additional maintenance revenue and an increase of $80,000 in professional services, training, billed expenses and partnership revenue. The number of professional services consultants increased from 46 to 59 and the number of employees in technical support increased from 12 to 13 between these periods.

Cost of Revenue

      Licenses. Our cost of license consists primarily of royalty expenses paid to third-party technology vendors and the amortization of acquired technology. Cost of license decreased from $4.8 million in 2002 to $2.2 million in 2003 primarily due to a $2.6 million decrease in royalty expense. The Company released enhanced versions of our portal product which incorporate proprietary technology not subject to royalty payments replacing of certain royalty bearing functionality previously provided by third-party vendors. In 2003 we also had a one-time credit to expense of $525,000 associated with a reduction in the estimated liability of an expired contract.

      Services and Maintenance. Cost of services and maintenance decreased from $12.7 million in 2002 to $11.3 million in 2003. Cost of professional services decreased from $10.5 million in 2002 to $9.1 million in 2003 primarily due to a reduction in our use of third-party consultants to deploy our products offset by an increase in the number of professional services staff. Cost of maintenance was at $2.2 million in both 2002 and 2003.

      Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services was $694,000 in 2002 and $246,000 in 2003. The amortization of acquired technology was $1.6 million in 2003 and 2002.

Operating Expenses

      Research and Development. Research and development expenses increased from $18.1 million in 2002 to $20.7 million in 2003. This increase was due to an increase in the average number of employees within our in-house development staff tasked to the enhancement and expansion of our product line. As of December 31, 2002, we had 105 employees in engineering, compared to 128 employees as of December 31, 2003.

      Sales and Marketing. Sales and marketing expenses decreased from $33.3 million in 2002 to $30.6 million in 2003. This decrease was due primarily to reduced sales commissions expense of $2.8 million resulting from decreased license sales offset by an increase in the number of sales and marketing personnel. As of December 31, 2002, we had 92 employees in sales and 15 employees in marketing as compared to 106 employees in sales and 17 in marketing as of December 31, 2003.

      General and Administrative. General and administrative expenses decreased from $7.2 million in 2002 to $6.8 million in 2003. This decrease was primarily due to a reduction in bad debt expense of approximately $600,000 in 2003 as compared to 2002. As of December 31, 2002 and 2003, we had 24 and 27 general and administrative personnel. We expect general and administrative expenses to increase in future periods as we incur additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act, changes to the Nasdaq listing rules and other related rules and regulations. Many of the requirements of the Sarbanes-Oxley Act and changes to the Nasdaq listing rules are not yet fully enacted or applicable to us yet. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

      Restructuring Charge. In 2003, we recorded a restructuring charge of $475,000 primarily related to reductions in employee headcount. In 2002, we recorded a restructuring charge of $441,000 primarily related to reductions in employee headcount.

      Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses was $2.8 million in 2002 and $1.1 million in 2003.

Other Income (Expense), Net

      Other income, net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. The net balance of other income increased from $718,000 in 2002 to $1.4 million in 2003 primarily due to a gain on the sale of an investment and an increase in interest income, net of expenses, offset by a decrease in the gain (loss) on foreign currency transactions. During the year ended December 31, 2003 we recognized a $475,000 gain on the sale of an investment, net of legal fees and commissions. We do not expect to benefit from similar gains on sales of investments in future periods. Interest income, net of interest expense, increased to $970,000 for 2003 from $773,000 in 2002 primarily from a increase in interest income primarily from the full year of interest earned on our cash proceeds from our initial public offering and a decrease in interest expense due to the expiration of our capital lease liability in 2003. The effect of foreign currency transactions was a loss of $(45,000) for 2003 as compared to a gain of $70,000 in 2002.

Provision for Income Taxes

      We recorded an income tax provision of $1.2 million and $824,000 for the years ended December 31, 2002 and 2003 related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

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

      Services and Maintenance. Services and maintenance revenue increased from $27.4 million in 2001 to $33.3 million in 2002. This increase was due primarily to an increase in maintenance and renewals of maintenance contracts by our installed base of customers. This increase is comprised of $7.3 million in additional maintenance revenue, offset by a decrease of $1.4 million in professional services, training and partnership revenue. The number of professional services consultants decreased from 60 to 46 between these periods.

Cost of Revenue

      Licenses. Our cost of license consists primarily of royalty expenses paid to third-party technology vendors. Cost of license decreased from $5.1 million in 2001 to $4.8 million in 2002. Our cost of license revenue decreased in 2002 as compared to 2001 primarily due to decreased royalty payments due to the shipment of version 4.5WS of our portal product, which incorporates proprietary technology not subject to royalty payments in replacement of certain royalty bearing functionality previously provided by third-party vendors.

      Services and Maintenance. Cost of services and maintenance decreased from $13.4 million in 2001 to $12.7 million in 2002. This decrease was primarily due to a reduction in professional services staff and a reduction in our use of third-party consultants to deploy our products.

      Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services was $627,000 in 2001 and $694,000 in 2002. The amortization of acquired technology increased from $138,000 in 2001 to $1.6 million in 2002.

Operating Expenses

      Research and Development. Research and development expenses increased from $14.1 million in 2001 to $18.1 million in 2002. This increase was due to an increase in the average number of employees within our in-house development staff driving the development and expansion of our product line. As of December 31, 2001, we had 98 employees in engineering, as compared to 105 employees as of December 31, 2002.

      Sales and Marketing. Sales and marketing expenses decreased from $40.5 million in 2001 to $33.3 million in 2002. This decrease was due primarily to a decrease in sales commissions paid to sales personnel of $2.9 million, a $545,000 benefit from the favorable settlement of a lawsuit with a former employee and a reduction in salaries and sales meetings. As of December 31, 2001, we had 111 employees in sales and marketing as compared to 107 as of December 31, 2002.

      General and Administrative. General and administrative expenses decreased from $8.5 million in 2001 to $7.2 million in 2002. This decrease was primarily due to a one-time sales tax adjustment resulting in a benefit of $703,000 and decreased use of third-party contractors. As of December 31, 2001 and 2002, we had 20 and 24 general and administrative personnel. We expect this expense to increase in future periods as we incur additional costs associated with being a public company including compliance with Sarbanes-Oxley, Nasdaq listing rules and other related regulations.

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

Provision for Income Taxes

      We recorded an income tax provision of $683,000 and $1.2 million for the years ended December 31, 2001 and 2002 related to income taxes currently payable on income generated in non-U.S. and domestic state tax jurisdictions, including withholding taxes for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

      Since 2001, we have primarily financed our operations and capital expenditures through cash flow from operations. In June 2002, we completed our initial public offering resulting in net proceeds of $37.9 million. As of December 31, 2003, we had $67.7 million of cash and cash equivalents and short-term investments and $54.5 million in working capital.

      Our net cash provided by operating activities was $862,000 and $7.0 million for the years ended December 31, 2003 and 2002. This decrease in our net cash provided by operating activities is principally related to the decrease in net income (loss) of $3.9 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002.

      Capital expenditures were $823,000 and $1.8 million for the years ended December 31, 2003 and 2002, respectively. Our capital expenditures consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

      We entered into a $7.5 million revolving line of credit with Silicon Valley Bank, which originally matured in March 2002, and was extended through August 2002. In August 2003, we modified the line of credit agreement to decrease the original principal amount to $3.1 million and extended the maturity date through August 2004. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. We draw down on this bank line from time to time. As of December 31, 2003, no amounts were outstanding under this facility. In addition, we have issued a letter of credit for $2.5 million, which is enforceable against the facility. We are prohibited from declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank.

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

Contractual Obligations

      The following table summarizes information about our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period

		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$7,861	$2,796	$5,065	$—	$—
Capital Lease Obligations	—	—	—	—	—
Liabilities reflected on the balance sheet(1)	13,396	13,396	—	—	—
Purchase Obligations	—	—	—	—	—
Long-term Debt Obligations	—	—	—	—	—

Total	$21,257	$16,192	$5,065	$—	$—

(1)	Includes only expected cash payments and therefore excludes deferred revenue as well as deferred rent, which is our sole long-term liability.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. All of our subsidiaries are 100% owned by us and are fully consolidated into our consolidated financial statements.

Recent Accounting Pronouncements

      See Note 2 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including their respective expected dates of adoption and effects on results of operations and financial condition.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

Our efforts to establish and maintain the Enterprise Web Suite and related products as an enterprise-wide platform may fail and, as a result, our revenue may not increase and our ability to compete successfully may be impaired.

      We have expended, and plan to continue to expend, significant resources to establish our Enterprise Web Suite as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for building new applications. To succeed, we must develop and market both enhancements to our Plumtree Corporate Portal and new products and services that expand its functionality. Plumtree Collaboration Server and Plumtree Studio Server, each released commercially in the first quarter of 2002, and our Content Server released in November 2002, are our most significant new product developments since the introduction of the Plumtree Corporate Portal. These and other new products and subsequent versions of our products may not achieve widespread market acceptance.

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

      Our short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. The latest version of our portal product, version 5.0, was released in June 2003. We cannot predict whether this version of our portal will be successful. We have derived all of our revenue from licensing our Enterprise Web Suite and related products and services. You should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

•	potential fluctuations in operating results and uncertain growth rates;

•	limited market acceptance of our products;

•	concentration of our revenue on a small range of products;

•	our need to expand our direct sales forces and indirect sales channels, particularly for international markets; and

•	our need to attract, train and retain qualified personnel.

We have a history of losses, and we may never sustain profitability on a quarterly or annual basis, which would have a harmful effect on our business and the value of our common stock.

      We incurred substantial net losses in each year from our inception in July 1996 through 2001. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. Although we achieved annual profitability of approximately $2.4 million in 2002, for the year ended December 31, 2003 we had a net loss of $1.5 million. As of December 31, 2003, we had an accumulated deficit of approximately $40.9 million.

      Given the level of our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and negative cash flows. If our revenue does not increase, or if our expenses increase at a greater pace than our revenue, we will not be able to sustain operating profitability on a consistent basis, if at all. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably on a quarterly or annual basis could have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

      As a result of our limited operating history and the emerging and evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends upon our ability to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers for substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of consulting fees and support and maintenance fees. Our services revenue has a lower gross margin than our license revenue. To the extent the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

      We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the management and expansion of our operations within the United States and internationally;

•	the size and timing of customer orders and deployments, particularly large orders;

•	deployments, some of which may represent more than 10% of total revenue during a particular quarter; and

•	costs associated with litigation, legal compliance and corporate events such as reorganizations.

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

      The market for our software is newly emerging and additional customers may not adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	withstand downturns in general economic conditions or conditions that slow corporate spending on software products, such as the downturn we are currently experiencing in the overall software market;

•	enhance our portal solution to meet changing customer demand;

•	effectively market the Enterprise Web Suite and related products and services;

•	hire, train and retain a sufficient number of qualified sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services to be more appealing to customers than those of our competitors or of our customers’ internally-developed solutions; and

•	develop and maintain a favorable reputation among our customers, potential customers and participants in the software industry who can serve as reference accounts for our products and services.

      Some of these factors are beyond our control. If our customer base does not expand, we may never become consistently profitable.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

      We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended December 31, 2003, our top 10 customers accounted for approximately 25.5% of our total revenue. Our operating results and stock price would be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

Our business currently depends on revenue related to our flagship product, the Plumtree Corporate Portal, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

      We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets (formerly known as “gadget web services”), the building blocks from which users assemble a personalized Web page, as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in June 2003 we released version 5.0 of our portal product. If new and future versions of our products and services, including version 5.0 of the Plumtree Corporate Portal and planned future releases of the Plumtree Corporate Portal, such as 5.0 for Java platforms, and planned future updates to our Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

      As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles, and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results.

We depend on technology licensed from third-party software developers and our ability to develop and sell our products and services could be delayed or impaired if we fail to maintain these license arrangements.

      We incorporate into our products and in certain cases resell third-party software that enables, enhances or compliments aspects of our products’ functionality. This third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support, or at all. Some of these third-party software developers offer products that compete with the Enterprise Web Suite and our other products. Our loss of or inability to maintain these software licenses on current terms could delay or impair the sale of our products and services until equivalent software, if available, is identified, licensed or developed, and integrated. This could adversely affect our business and impair our future growth.

We depend on our direct sales force to sell our products, and if we fail to hire and train new sales personnel, our future growth will be impaired.

      We sell our products primarily through our direct sales force and we expect to continue to do so in the future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of six to nine months or more before newly-hired direct sales people become productive and can generate revenue. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

      We have relationships with a large number of systems integrators and resellers, such as Booz Allen, Computer Sciences Corporation, Lexis Nexis, Lockheed Martin, Project Performance Corporation, SAIC and SRA International. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships are a key factor in our overall business strategy and involve a number of risks, including:

•	Systems integrators and resellers may not view their relationships with us as valuable or significant to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.

•	Under our co-deployment model, we often rely on our system integrators’ and resellers’ employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or inadequate.

•	Systems integrators may attempt to market their own products and services rather than ours.

•	Our competitors may have stronger relationships with these parties and, as a result, these system integrators and resellers may recommend a competitor’s products and services over ours.

•	If we lose our relationships with our systems integrators and resellers, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

If our alliances with technology and content providers are discontinued, our future growth will be impaired.

      We have relationships with technology providers, such as Sun Microsystems, Cognos, MediaEdge, SEEC, Project Performance Corporation, Stellent, Inxight, Oblix, BEA, Handysoft, Pivia, Thomson Publishing, Yahoo! and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these or other technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software or software we furnish contains errors, our ability to develop and market our products and services will be harmed and we may lose customers or experience reduced market acceptance of our products.

      Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including the Plumtree Collaboration Server, the Plumtree Studio Server, version 5.0 of our portal product (released in June 2003), upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to deploy our solution, has contained, and may in the future contain, defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to product liability claims by our customers

      Such errors or defects may produce a number of risks, including:

•	Some of our customers require, or may require, enhanced modifications of our software for their specific needs which will divert the attention of our engineering team away from new product developments, upgrades of existing products and other revenue-generating developments.

•	Some of our customers may make increasingly frequent and larger demands on our customer care team, overwhelming our support personnel, diverting them from supporting new customers and possibly increasing frustration for most, if not all customers, with respect to technical support response times.

•	Our consultants may be required to assist in the implementation of software modifications and corrections of errors or defects, thereby reducing our capacity for revenue-generating services.

•	Modifications may increase the likelihood of undetected defects or errors and may further drain our engineering, customer care and consulting services resources.

•	We may lose customers, customers may not implement our products more broadly within their organization, customers may choose not to renew their maintenance contracts with us or they may choose to abandon their projects.

•	We may lose valuable customer references and our reputation in the industry may diminish, making our sales and marketing efforts more difficult.

•	We may experience reduced demand for our products, reduced market acceptance of our products and loss of overall competitiveness.

•	We may be subject to product liability or warranty claims by our customers.

If we are unable to develop products that are compatible and can be integrated with a large variety of hardware, software, database and networking systems, our ability to attract and retain customers will be harmed.

      The Enterprise Web Suite is designed to support a broad set of software applications and online services through Plumtree Portlet Web Services. To gain broad market acceptance, and to execute on our strategy of “radical openness,” we believe that we must support an increased number of operating environments, applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our Enterprise Web Suite with products in their portfolio.

Some of our customers are in the preliminary phase of implementing our products and this implementation may not proceed on a timely basis or at all.

      Some of our customers, such as Aflac, Allergan, Department of Health and Human Services, Government of Bermuda, Hochtief, Invitrogen, ITT, Logica, Mercy Health Services, Nisource, Ontario Ministry of Health, and others are currently in a pre-deployment or preliminary stage of implementing our products and may encounter delays or other problems in introducing it. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our products.

If we fail to adequately address our customer support demands, our ability to attract and retain customers will suffer.

      We expect that our customers increasingly will demand enhancements to the technical support services we provide. To meet these demands, we must develop and implement expanded customer support services and programs. In addition, if we increase our customer base, we expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers’ expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing personnel and the establishment of long-term relationships with third-party service vendors. If we are unable to address these customer demands, our ability to attract and retain customers will suffer.

Security breaches with our software may lead to unexpected capital expenditures and cause a loss in revenue and reputation.

      The Enterprise Web Suite is designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. This includes product information, competitive intelligence, sales and inventory data, sales reports and corporate e-mail. As a result, the reputation of our software for providing security is vital to its acceptance by customers. Problems caused by security breaches associated with our products or products furnished by us could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, customer claims against us, increased insurance costs or increased service and warranty costs. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Moreover, our products may be even more susceptible to security breaches, since portals and integration framework software require the aggregation of many different Web applications on many different servers, with different security standards and protocols.

Capacity restrictions of our software could reduce the demand for and use of our products, which may limit our ability to generate license revenue.

      Our products are designed to support enterprise-wide deployments with hundreds of thousands of users. However, the maximum amount of information and the maximum number of concurrent users that our products can support in any particular deployment is uncertain. It is also subject to factors outside of our control such as customer architecture. If the capacity boundaries of our products are reached, our customers may be dissatisfied, and we may lose customers or fail to gain new customers. Moreover, existing customers may seek products with more use capacity and overall demand for our products could decline.

If we are unable to retain key personnel, our growth will be limited.

      We are highly dependent on certain members of our management staff, including, without limitation, our Chief Executive Officer, John Kunze, and our Vice President of Engineering, Eric Zocher. Our Vice President of WorldWide Operations left the Company in April 2003 and has not yet been replaced. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our management and engineering team. The loss of one or more of these officers or key engineers may impede the achievement of our business objectives. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. In addition, since a number of our long-standing employees have most of their stock options vested, their economic incentive to remain in our employ may be diminished.

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

      The planned conduct of our operations, coupled with planned increases and reallocations in headcount, will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our business and achieve growth depends in large part upon a number of factors, including our ability to rapidly:

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

We may be unable to manage or grow our international operations, which could impair our overall growth.

      We have invested capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 21%, 19% and 9% of our total revenue during the years ended December 31, 2003, 2002 and 2001, respectively. If we are unable to continue to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow or undermine our overall growth.

      We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, South Korea, Australia, Italy, Spain, Brazil, Portugal, Sweden, Taiwan, China, the Netherlands and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. However, even if we successfully expand our international operations and successfully modify our products, we may be unable to maintain or increase international market demand for our products.

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

      In consultation with our advisors, we have structured our operations so that certain international license contracts between certain foreign customers and our Swiss subsidiary, Plumtree Software GmbH are not subject to tax at source. There is a risk that local jurisdictions may challenge the characterization of these transactions. In the event these transactions are challenged by local tax authorities the process would divert management attention and resources, and we may incur substantial costs. If we fail to comply with complex and changing tax requirements some tax authorities may seek to collect applicable taxes from our customers and we may in turn become subject to claims by our customers seeking reimbursement for any tax assessed.

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

      We believe that proprietary rights are important to our business. We have no issued patents. We have filed eleven non-provisional patent applications with the U.S. Patent and Trademark Office and four international patent applications with the World Intellectual Property Organization. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

On November 13, 2001, we commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. We asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted our request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting our customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying our allegations and asserting a counterclaim for infringement of his registered trademark. On January 21, 2004, we filed reply papers in further support of our claim and in response to Mr. Linssen’s counterclaim. Mr. Linssen has until March 3, 2004 to file papers in further support of his counterclaim.

On November 25, 2001, we also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, we have appealed the dismissal. On December 18, 2003, Mr. Linssen commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to our trademark registration for “Plumtree Software”; this proceeding has been suspended pending disposition of our prior appeal.

On May 2, 2003, we initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree,” or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. On October 6, 2003, Mr. Linssen filed answering papers denying our allegations and asserting a counterclaim for infringement of his registered trademark. We are reviewing the counterclaim and will file a timely reply.

In addition, Mr. Linssen and we have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague.

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

      We expect that software products, including ours, may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments expands and overlaps. Third parties may claim our products infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert our management’s attention and resources;

•	require us to indemnify technology vendors, system integrators or customers;

•	require us to refund license fees;

•	cause product shipment delays;

•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all; or

•	result in court orders limiting our ability to license our products.

      On May 17, 2002 Datamize LLC filed a lawsuit against us in the United States District Court for the District of Montana (Civil Action No. 02-86-M-LBE) alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” we infringe U.S. Patent Number 6,014,137 (“the ’137 patent”) owned by Datamize. Datamize, based in Florence, Montana described itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize was seeking, among other things, injunctive relief and unspecified damages. We filed a motion (“Motion”) to dismiss the action for lack of personal jurisdiction, or in the alternative, have the action transferred to the Northern District of California. In early July 2003, the Court granted the Motion and entered judgment in favor of us on July 7, 2003 in accordance with that order. Datamize had thirty (30) days to appeal this judgment, which period elapsed on August 6, 2003 without Datamize taking any action with the Court.

      In December 2002, we filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). We seek a declaratory judgment that it does not infringe any valid claim of the ’137 patent, which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that we infringe the ’137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that we are now the defendant, and Datamize is now the plaintiff. The parties are engaging in discovery, and construction of the patent claims. No trial date has been set, although the final pretrial conference is scheduled for March 29, 2005.

      Based on other communications by Datamize’s counsel, we expect Datamize may take further legal action against us with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, we do not believe we infringe on any valid patent claim of Datamize and we intend to pursue vigorously available claims and defenses.

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

      From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays, require us to indemnify our alliance members and customers, require us to refund license fees or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our business.

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

If we are required to raise additional funds, we may be unable to obtain these funds on terms acceptable to us, or at all.

      The development and expansion of our business will require significant capital to fund our operating expenses, working capital needs and capital expenditures. During the next 18 months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, cash flow from sales of our product and services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

      The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, SAP expanded its competitive offerings through its acquisition of TopTier in March 2001; Vignette acquired Epicentric, Inc. in December 2002; Open Text Corporation acquired Corechange, Inc. in February 2003; WebMethods acquired certain assets of Data Channel in October 2003; and Vignette acquired Intraspect in December 2003. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

Downturns in the software market may decrease our revenue and margins.

      The market for our products is affected by economic conditions of the broader software market. Downturns in the economy may cause businesses and governments to delay or cancel corporate portal projects, reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to or defer the budget for the purchase of our products or cease operations. This, in turn, may lead to longer sales cycles, delays or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has decreased in most of the past 36 months, and many of our customers and potential customers have experienced severe declines in their revenues and operations. We believe that, in light of these events, some businesses and governments may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals or to sustain annual or quarterly profitability.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

      New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server have been recently released commercially, increasing the risk of undetected defects or errors. Efforts to correct any such errors or defects could divert our engineers from or delay development of new products. Our efforts to develop and release new products, such as the planned version 5.0J (Java) of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problems. Product release delays or product defects, could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner, or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

If we fail to manage technological change, demand for our products and services will drop and our revenue will decline.

      The market for our products is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

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

Terrorist activities and resulting military and other actions could harm our business.

      Terrorist attacks in New York and Washington, D.C. in September of 2001 and the war in Iraq disrupted commerce throughout the world. The continued threat of terrorism and continued military action and heightened security measures in response to this threat have caused and may continue to cause significant disruption to commerce throughout the world. To the extent that these continued disruptions result in a general decrease in corporate spending on information technology, our business and results of operations could be harmed. We are unable to predict whether these threats or the responses thereto will result in any long-

term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      As of December 31, 2003, we had cash, cash equivalents and short-term investments totaling $67.7 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one to two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on the duration of our portfolio and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

      For the year ended December 31, 2003, we earned approximately 21% of our revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. We will continue to monitor our exposure to currency fluctuation and evaluate the benefits of implementing a hedging strategy to mitigate our foreign exchange risks. We cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

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

Item 9A.	Controls and Procedures

      We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 of the effectiveness of the design and operation of Plumtree’s “disclosure controls and procedures” and “internal controls over financial reporting” as of the end of the period covered by this report.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Internal controls over financial reporting are procedures designed with the objective of providing reasonable assurance that our (a) transactions are properly authorized, (b) assets are safeguarded against unauthorized or improper use and (c) transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      Based on their evaluation, Plumtree’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during Plumtree’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Item 10.	Directors and Officers of the Registrant

      Information regarding our directors and executive officers appears under “Directors and Officers of the Company” in our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 20, 2004. That portion of the Proxy Statement is incorporated by reference into this report.

      We have adopted a code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics, which applies to employees generally, is posted on our Internet website. The Internet address for our website is http://www.plumtree.com.

      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.	Executive Compensation

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions

      Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14.	Principal Accountant Fees and Services

      Information about principal accountant fees and services as well as related pre-approval policies appears under “Fees Paid to KPMG, LLP” and “Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are filed as part of this report:

(a) 2. Financial Statement Schedules

None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen common stock certificate(1)
4.9	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/ SAN Realty, L.L.C.(1)
4.10	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/ SAN Realty, L.L.C.(1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder(1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder(1)
10.4	2002 Employee Stock Purchase Plan, and form of agreements thereunder
10.5*	2002 Director Option Plan, and form of agreements thereunder (1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank(1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C.(1)

Exhibit	Description

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/ SAN Realty, L.L.C.(1)
10.9*	Offer letter between the Registrant and John H. Kunze(1)
10.10*	Offer letter between the Registrant and Eric Borrmann(1)
10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/ SAN Realty, L.L.C.(1)
10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/ SAN Realty, L.L.C.(1)
10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/ SAN Realty, L.L.C.(4)
10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 31, 2003, between the Registrant and WXI/ SAN Realty, L.L.C.(4)
10.15*	Offer letter between the Registrant and Eric Zocher(4)
10.16*	2004 Bonus Plan
10.17	2004 Outside Director Stock in Lieu of Fees Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and filed with the SEC on November 12, 2002 (File No. 001-31344).

(4)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).

(b) Reports on Form 8-K

      On January 20, 2004, we furnished a current report on Form 8-K to file our press release announcing the Company’s results for the fiscal quarter ended December 31, 2003.

      On December 3, 2003, we furnished a current report on Form 8-K to file our press release announcing the election of David Pratt to the Company’s Board of Directors.

      On October 14,2003, we furnished a current report on Form 8-K to file our press release announcing the Company’s results for the fiscal quarter ended September 30, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Plumtree Software, Inc.:

      We have audited the accompanying consolidated balance sheets of Plumtree Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumtree Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

January 14, 2004

PLUMTREE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$20,434	$20,655
Short-term investments	47,255	44,667
Accounts receivable (net of allowance for doubtful accounts of $522 and $754)	17,171	16,619
Prepaid and other current assets	2,079	2,160

Total current assets	86,939	84,101
Property and equipment, net	1,798	2,698
Other assets	2,025	3,923

Total assets	$90,762	$90,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,312	$1,630
Accrued and other current liabilities	12,084	14,747
Deferred revenue	19,027	18,539

Total current liabilities	32,423	34,916
Other long-term liabilities	448	454

Total liabilities	32,871	35,370

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized — 20,000 shares; Outstanding — 0 shares	—	—
Common stock, $0.001 par value:
Authorized — 100,000 shares, Outstanding — 31,265 shares and 29,439 shares	31	30
Additional paid in capital	99,747	98,384
Notes receivable from stockholders	—	(674)
Deferred stock-based compensation	(868)	(2,951)
Accumulated other comprehensive income (loss)	(92)	23
Accumulated deficit	(40,927)	(39,460)

Total stockholders’ equity	57,891	55,352

Total liabilities and stockholders’ equity	$90,762	$90,722

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,

	2003	2002	2001

Revenue:
Licenses	$34,044	$49,581	$54,055
Services and maintenance	37,408	33,338	27,418

Total revenue	71,452	82,919	81,473

Cost of revenue:
Licenses	625	3,181	4,938
Services and maintenance	11,331	12,685	13,433
Amortization of stock-based compensation and acquired technology	1,823	2,292	752

Total cost of revenue	13,779	18,158	19,123

Gross margin	57,673	64,761	62,350

Operating expenses:
Research and development	20,667	18,140	14,136
Sales and marketing	30,637	33,281	40,524
General and administrative	6,845	7,241	8,519
Restructuring charges	475	441	760
Aborted offering costs	—	—	1,643
Amortization of stock-based compensation	1,117	2,806	3,900

Total operating expenses	59,741	61,909	69,482

Income (loss) from operations	(2,068)	2,852	(7,132)
Other income (expense):
Interest income (expense), net	970	773	(247)
Other income (expense)	455	(55)	257

Other income, net	1,425	718	10

Income (loss) before income taxes	(643)	3,570	(7,122)
Provision for income taxes	824	1,180	683

Net income (loss)	$(1,467)	$2,390	$(7,805)

Net income (loss) per share:
Basic	$(0.05)	$0.12	$(1.21)

Diluted	$(0.05)	$0.08	$(1.21)

Weighted average shares outstanding:
Basic	30,640	19,861	6,464

Diluted	30,640	30,267	6,464

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid in
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2000	16,581	$17	7,444	$7	$55,555
Exercise of stock options	—	—	75		168
Acquisition of technology	—	—	357	1	4,497
Repurchase of stock	—	—	(226)	—	(167)
Notes receivable from stockholders	—	—	—	—	—
Acceleration of employee stock options	—	—	—	—	31
Deferred stock- based compensation	—	—	—	—	4,410
Amortization of stock-based compensation	—	—	—	—	—
Cancellation of unvested options	—	—	—	—	(2,217)
Translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2001	16,581	17	7,650	8	62,277
Issuance of common stock from initial public offering, net of issuance costs of $4,555.	—	—	5,000	5	37,940
Conversion of preferred stock to common stock	(16,581)	(17)	16,629	17	—
Exercise of warrants	—	—	187	—	—
Exercise of stock options	—	—	48	—	73
Repurchase of common stock	—	—	(75)	—	(56)
Amortization of stock-based compensation	—	—	—	—	—
Cancellation of unvested options	—	—	—	—	(1,850)
Unrealized gain on investments	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net income	—	—	—	—	—

Balance at December 31, 2002	—	—	29,439	30	98,384

Exercise of stock options	—	—	1,377	1	823
Issuance of common stock from ESPP	—	—	462	—	1,272
Repayment of notes receivable from stockholders	—	—	—	—	—
Repurchase of common stock	—	—	(13)	—	(12)
Amortization of stock-based compensation	—	—	—	—	—
Cancellation of unvested options	—	—	—	—	(720)
Unrealized loss on investments	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2003	—	$—	31,265	$31	$99,747

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Notes		Other
	Receivable	Deferred	Comprehensive		Total
	from	Stock- based	Income	Accumulated	Stockholders’	Comprehensive
	Stockholders	Compensation	(Loss)	Deficit	Equity	Income (Loss)

Balance at December 31, 2000	$(520)	$(10,635)	$(17)	$(34,045)	$10,362	$(21,700)
Exercise of stock options	—	—	—	—	168
Acquisition of technology	—	—	—	—	4,498
Repurchase of stock	—	—	—	—	(167)
Notes receivable from stockholders	(154)	—	—	—	(154)
Acceleration of employee stock options	—	—	—	—	31
Deferred stock- based compensation	—	(4,410)	—	—	—
Amortization of stock-based compensation	—	4,527	—	—	4,527
Cancellation of unvested options	—	2,217	—	—	—
Translation adjustment	—	—	(17)	—	(17)	(17)
Net loss	—	—	—	(7,805)	(7,805)	(7,805)

Balance at December 31, 2001	(674)	(8,301)	(34)	(41,850)	11,443	(7,822)

Issuance of common stock from initial public offering, net of issuance costs of $4,555.	—	—	—	—	37,945
Conversion of preferred stock to common stock	—	—	—	—	—
Exercise of warrants	—	—	—	—	—
Exercise of stock options	—	—	—	—	73
Repurchase of common stock	—	—	—	—	(56)
Amortization of stock-based compensation	—	3,500	—	—	3,500
Cancellation of unvested options	—	1,850	—	—	—
Unrealized gain on investments	—	—	229	—	229	229
Translation adjustment	—	—	(172)	—	(172)	(172)
Net income	—	—	—	2,390	2,390	2,390

Balance at December 31, 2002	(674)	(2,951)	23	(39,460)	55,352	2,447

Exercise of stock options	—	—	—	—	824
Issuance of common stock from ESPP	—	—	—	—	1,272
Repayment of notes receivable from stockholders	674	—	—	—	674
Repurchase of common stock	—	—	—	—	(12)
Amortization of stock-based compensation	—	1,363	—	—	1,363
Cancellation of unvested options	—	720	—	—	—
Unrealized loss on investments	—	—	(103)	—	(103)	(103)
Translation adjustment	—	—	(12)	—	(12)	(12)
Net loss	—	—	—	(1,467)	(1,467)	(1,467)

Balance at December 31, 2003	$—	$(868)	$(92)	$(40,927)	$57,891	$(1,582)

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(1,467)	$2,390	$(7,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(111)	505	1,089
Depreciation and amortization	1,722	1,846	1,771
Loss on disposal of property & equipment	—	214	—
Accretion of short-term investments	716	—	—
Gain on sale of investment	(475)	—	—
Amortization of stock-based compensation	1,363	3,500	4,527
Acceleration of employee stock options	—	—	31
Amortization of acquired technology	1,577	1,597	138
Amortization of warrants issued for services	42	52	86
Changes in assets and liabilities:
Accounts receivable	(441)	733	(3,326)
Prepaid and other current assets	68	(908)	2,397
Other long term assets	293	(395)	(82)
Accounts payable	(318)	167	574
Accrued and other current liabilities	(2,589)	(791)	5,749
Deferred revenue	488	(2,060)	4,092
Other long-term liabilities	(6)	120	334

Net cash provided by operating activities	862	6,970	9,575

Cash flows from investing activities:
Acquisition of technology	—	—	(250)
Proceeds from sale of investment	475	—	—
Purchases of short-term investments	(41,267)	(46,141)	—
Maturities of short-term investments	37,861	1,703	—
Return of deposit	—	—	2,533
Purchases of property and equipment	(823)	(1,824)	(1,953)

Net cash provided by (used in) investing activities	(3,754)	(46,262)	330

Cash flows from financing activities:
Payments on capital lease obligations	(74)	(283)	(265)
Proceeds from short-term debt	—	1,600	4,667
Repayments on short-term debt	—	(3,200)	(3,183)
Issuance of employee notes receivable	—	—	(154)
Repayments of employee notes receivable	674	—	—
Proceeds from initial public offering, net	—	37,945	—
Proceeds from issuance of common stock	2,096	73	168
Repurchase of common stock	(12)	(56)	(167)

Net cash provided by financing activities	2,684	36,079	1,066

Effect of change in exchange rates on cash and cash equivalents	(13)	(172)	(29)

Net increase (decrease) in cash and cash equivalents	(221)	(3,385)	10,942
Cash and cash equivalents at beginning of year	20,655	24,040	13,098

Cash and cash equivalents at end of year	$20,434	$20,655	$24,040

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$576	$814	$—

Cash paid for interest	$155	$113	$232

Non-cash financing activity:
Issuance of common stock for acquisitions of a company and certain technology	$—	$—	$4,498

Liabilities assumed on acquisition	$—	$—	$228

The accompanying notes are an integral part of these consolidated financial statements.

PLUMTREE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION OF THE COMPANY

      Plumtree Software, Inc. (the “Company”) was originally incorporated in the State of California on July 18, 1996 to develop and market infrastructure software and services that enable a business to deploy a corporate portal to information applications and Internet-based services. The Company reincorporated in the State of Delaware on May 31, 2002 (see Note 3).

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

     Foreign Currency Translation

      The functional currency of the Company’s subsidiaries is the local currency (with the exception of Switzerland which uses the Euro as its functional currency). Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense) and for the three years ended December 31, 2003 these amounts have not been material.

     Cash Equivalents and Short-Term Investments

      Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

      The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

				As of
	Expected Maturity Date For the			December 31,
	Year Ending December 31,			2003

	2004	2005	Total Cost	Total Fair Value

Taxable auction rate securities	$3,500	$—	$3,500	$3,500
US Government agencies	2,528	16,900	19,428	19,435
Corporate notes	17,406	6,796	24,202	24,320

Total	$23,434	$23,696	$47,130	$47,255

      With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by Moody’s of A-1 or higher, Fitch’s F-1 or higher or Standard & Poors of P-1 or higher.

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

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places all of its cash and cash equivalents and short-term investments with high credit issuers. Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, short-term investments and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay for maintenance and maintains reserves for potential losses. The Company’s customer base is primarily composed of businesses throughout the United States, Europe and Asia.

      No customer accounted for greater than 10% of total revenue for the years ended December 31, 2001, 2002 and 2003. As of December 31, 2003 and 2002 no customer accounted for greater than 10% of accounts receivable.

Valuation Accounts

      Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Beginning			Ending
	Balance	Provision	Write-offs	Balance

Year ended December 31, 2001	$1,606	$1,089	$1,511	$1,184
Year ended December 31, 2002	$1,184	$505	$935	$754
Year ended December 31, 2003	$754	$(111)	$121	$522

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

     Stock-Based Compensation

      The Company has elected to follow the guidance in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees to account for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value of the underlying stock on the date of grant. The Company has determined pro forma information regarding net income (loss) and net income (loss) per share as if the Company had accounted for employee stock options under the fair value method under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.6%	3.6%	4.1%
Expected life of the option	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	94%	105%	0%

      The fair value of share purchase rights under the ESPP was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions for 2003: risk free interest rate of 2.4%; expected life of 1.25 years; dividend yield of 0%; and volatility of 105%.

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s lookback period of up to two years. The weighted-average estimated fair value of stock options issued for the years ended December 31, 2003, 2002 and 2001 were $2.43, $ 2.88 and $ 2.17 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the years ended December 31, 2003 and 2002 were $1.36 and $ 4.94 per share, respectively. The Company’s pro forma net income (loss) and pro forma net income (loss) per share data under SFAS No. 123 is as follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$(1,467)	$2,390	$(7,805)
Add: Stock-based employee compensation expense included in net income (loss)	1,363	3,500	4,527
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(8,429)	(6,377)	(6,618)
Pro forma net loss under SFAS 123.	$(8,533)	$(487)	$(9,896)

Net income (loss) per common share — basic:
As reported under APB 25.	$(0.05)	$0.12	$(1.21)
As reported under SFAS 123	$(0.28)	$(0.02)	$(1.53)
Net income (loss) per common share — diluted:
As reported under APB 25	$(0.05)	$0.08	$(1.21)
As reported under SFAS 123	$(0.28)	$(0.02)	$(1.53)

      In connection with the grant of certain stock options to employees during the years ended December 31, 2001, the Company recorded deferred stock-based compensation of approximately $4.4 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders’ equity and amortized on an accelerated basis over the vesting period of the applicable options, generally four years. No deferred stock based compensation was recorded during the years ended Decem-

ber 31, 2003 and 2002. Approximately $1.4 million, $3.5 million and $4.5 million was expensed during the years ended December 31, 2003, 2002 and 2001, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder. The Company’s stock-based compensation expense by category is as follows:

	For the Year Ended
	December 31,

	2003	2002	2001

Amortization of stock-based compensation included in cost of revenue	$246	$694	$627

Amortization of stock-based compensation included in operating expenses:
Research and development	$510	$1,247	$908
Sales and marketing	494	1,281	1,695
General and administrative	113	278	1,297

Total stock-based compensation included in operating expenses	1,117	2,806	3,900

Total stock-based compensation	$1,363	$3,500	$4,527

     Restructuring Charges

      In July 2003, the Company undertook a workforce reduction and incurred a charge of $475,000. The Company had paid for all of the costs incurred with the restructuring as of December 31, 2003.

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

      The Company has capitalized technology costs associated with the acquisitions discussed in Note 5, as the technology acquired had reached technological feasibility prior to acquisition. The Company periodically reviews these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology.

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

Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss)per share is calculated by dividing net income (loss)by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted income (loss)per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for all potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, and common stock subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the “if-converted” method.

	Years Ended December 31,

	2003	2002	2001

Net income (loss) (in thousands)	$(1,467)	$2,390	$(7,805)

Basic:
Weighted average shares of common stock outstanding	30,699,874	20,140,360	7,382,846
Less: Weighted average shares subject to repurchase	(59,652)	(279,046)	(919,043)

Weighted average shares used in computing basic net income (loss) per share	30,640,222	19,861,314	6,463,803

Basic net income (loss) per share	$(0.05)	$0.12	$(1.21)

Diluted:
Weighted average shares used above	30,640,222	19,861,314	6,463,803
Add: Weighted average shares subject to repurchase	—	279,046	—
Add: Weighted average adjustment to reflect the effect of the conversion of convertible preferred stock	—	6,995,747	—
Add: Net additional shares related to assumed option and warrant exercises under the treasury method	—	3,130,836	—
Weighted average shares used in computing diluted net
Income (loss) per share	30,640,222	30,266,943	6,463,803

Diluted net income (loss) per share	$(0.05)	$0.08	$(1.21)

      Potentially dilutive securities not included in diluted weighted average shares outstanding include:

	As of December 31,

	2003	2002

Common stock subject to repurchase	15,635	—
Options to purchase common stock	10,366,465	4,684,791
Employee stock purchase plan	224,270	118,411
Warrants	41,030	41,030

Total	10,647,400	4,844,232

      Common stock subject to repurchase includes founders’ stock and common stock issued pursuant to unvested option exercises.

     Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders (“comprehensive income”). Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity.

     Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 was adopted in the year ended December 31, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 was adopted in the year ended December 31, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications for ninety days from the delivery date as well as indemnification for customers from third party claims. Through the year ended December 31, 2003, costs related to these guarantees and indemnifications have not been significant. The Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current period presentation.

3.     INITIAL PUBLIC OFFERING

      On June 4, 2002, the Company closed the sale of 5,000,000 shares of common stock in an initial public offering at a price of $8.50 per share. A total of $42.5 million in gross proceeds was raised from this transaction. After deducting the underwriting discount of approximately $3.0 million and approximately $1.6 million of offering expenses, net proceeds were $37.9 million.

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

4.     PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

	As of December 31,

	2003	2002

Software and computer equipment	$6,165	$5,356
Furniture and fixtures	570	568
Leasehold improvements and other	879	867

	7,614	6,791
Accumulated depreciation and amortization	(5,816)	(4,093)

	$1,798	$2,698

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1.7 million, $1.8 million, and $1.8 million, respectively.

5.     OTHER ASSETS

      Other assets consist of the following (in thousands):

	As of December 31,

	2003	2002

Acquired technology, net of accumulated amortization of $3,312 and $1,735, respectively	$1,497	$3,074
Prepaid royalties, net of current portion	163	557
Other	365	292

	$2,025	$3,923

      In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001 subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $1.6 million, $1.6 million and $138,000 for the years ended December 31, 2003, 2002 and 2001.

6.     ACCRUED AND OTHER CURRENT LIABILITIES

      Accrued liabilities consist of the following (in thousands):

	As of December 31,

	2003	2002

Accrued commissions and bonus	$1,808	$3,839
Accrued sales taxes	995	1,361
Accrued vacation	1,559	1,249
Accrued royalties	134	647
Accrued third party software	787	928
Accrued ESPP	623	856
Accrued other	6,178	5,867

	$12,084	$14,747

7.     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

      The Company leases its facilities under operating lease agreements. The leases expire at various dates through 2006. As of December 31, 2003, future minimum lease payments under these agreements are as follows (in thousands):

Year Ended December 31,

2004	$2,796
2005	2,737
2006	2,328

$7,861

      Rent expense under operating leases was approximately $4.2 million, $4.0 million, and $3.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Notes Payable and Line of Credit

      The Company has a $3.1 million revolving line of credit with Silicon Valley Bank with a maturity date of August 2004. To secure any outstanding loans, the Company has granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of December 31, 2003, no amounts were outstanding under this facility. The Company has issued a letter of credit for $2.5 million to the landlord of the Company’s corporate headquarters, which is enforceable against the facility. The Company has limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. The Company is also required to maintain a minimum cash balance with Silicon Valley Bank, which we were in compliance with at December 31, 2003.

Royalties

      The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the years ended December 31, 2003, 2002 and 2001, the Company incurred royalty expense of approximately $625,000, $3.2 million and $4.9 million, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

Litigation

      On May 17, 2002 Datamize LLC filed a lawsuit against the Company in the United States District Court for the District of Montana (Civil Action No. 02-86-M-LBE) alleging, in general, that by “supplying software and systems for the personalization and customization of networked kiosk and computer screens,” the Company infringes U.S. Patent Number 6,014,137 (“the ’137 patent”) owned by Datamize. Datamize, based in Florence, Montana described itself in its complaint as “engaged in the business of designing, creating and commercially exploiting software useful in the personalization and customization of networked kiosk and computer screens.” Datamize was seeking, among other things, injunctive relief and unspecified damages. The Company filed a motion (“Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In early July 2003, the Court granted the Motion and entered judgment in favor of the Company on July 7, 2003 in accordance with that order. Datamize had thirty (30) days to appeal this judgment, which period elapsed on August 6, 2003 without Datamize taking any action with the Court.

      In December 2002, the Company filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of the ’137 patent, which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ’137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that the Company is now the defendant, and Datamize is now the plaintiff. The parties are engaging in discovery, and construction of the patent claims. No trial date has been set, although the final pretrial conference is scheduled for March 29, 2005.

      Based on other communications by Datamize’s counsel, the Company expects Datamize may take further legal action against the Company with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, the Company does not believe it is infringing on any valid patent claim of Datamize and intends to pursue vigorously its claims and defenses.

      On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. The Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. On January 21, 2004, the Company filed reply papers in further support of its claim and in response to Mr. Linssen’s counterclaim. Mr. Linssen has until March 3, 2004 to file papers in further support of his counterclaim.

      On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark application for “Plumtree”. The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the dismissal. On December 18, 2003, Mr. Linssen commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to the Company’s trademark registration for “Plumtree Software”; this proceeding has been suspended pending disposition of the Company’s prior appeal.

      On May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree,” or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. On October 6, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The Company is reviewing the counterclaim and will file a timely reply.

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

8.     WARRANTS

      In May 2000, in connection with the extension of a facilities lease, a warrant was issued to the landlord to purchase 32,391 shares of common stock at $9.60 per share. The right to purchase the common stock was immediately effective upon signing and exercisable for a period of six years. The estimated fair value of the warrant at the date of issuance was approximately $155,000. This amount is being recognized as additional rent expense over the term of the facilities lease, which expires in 2006.

      In September 2000, in connection with the extension of an operating lease, a warrant was issued to the lessor to purchase 8,639 shares of common stock at $9.60 per share. The right to purchase the common stock was immediately effective upon signing and exercisable for a period of six years. The estimated fair value of the warrant at the date of issuance was approximately $79,000. This amount will be recognized as additional rent expense over the term of the operating lease, which expires in 2006.

      The fair market value of warrants on the date of grant was computed using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 5.6 percent to 6.8 percent, expected dividend yield of 0 percent, contractual lives of 6 years, and expected volatility of 70 percent.

9.     EQUITY INCENTIVE PLANS

      In June 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”) and has reserved 12,700,000 shares of common stock for issuance thereunder. Under the 1997 Plan, the board of directors may grant incentive and nonqualified stock options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value as determined by the board of directors on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. Options generally expire ten years after the date of grant and generally vest over a one to four year Period. In addition, certain option holders are entitled to exercise prior to the option’s vesting as long as they are employees. Should the employee subsequently leave, the Company has the right to repurchase unvested shares at the original exercise price.

      In 2002, the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”) and has reserved 12,700,000 shares of common stock for issuance thereunder. Shares authorized for issuance in connection with the 2002 Plan are subject to an automatic annual increase of the lesser of 3,000,000 shares or 5 percent of the Company’s outstanding common stock or an amount determined by the Board of Directors. Under the 2002 Plan, the board of directors may grant incentive and nonqualified stock options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value as determined by the board of directors on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. Options generally expire ten years after the date of grant and generally vest over a one to four year period.

      Option activity under the Plans through December 31, 2003 were as follows:

				Weighted
	Shares		Weighted	Average
	Available for	Options	Average	Fair
	Grant	Outstanding	Exercise Price	Value

Balance at December 31, 2000	2,103,179	5,239,883	$2.35
Authorized	2,000,000	—	—
Granted with exercise prices equal to fair value at date of grant	(3,555,250)	3,555,250	7.01	$1.16

Granted with exercise prices less than fair value at date of grant	(580,000)	580,000	5.00	$8.34

Exercised	—	(74,910)	2.24
Repurchased	226,226	—	0.74
Cancelled	969,225	(969,225)	6.02

Balance at December 31, 2001.	1,163,380	8,330,998	$4.11

Authorized	7,700,000	—	—
Granted with exercise prices equal to fair value at date of grant	(1,175,300)	1,175,300	$7.27	$2.88

Exercised	—	(47,587)	$1.54
Repurchased	74,841	—	$0.74
Cancelled	1,167,558	(1,167,558)	$7.17

Balance at December 31, 2002	8,930,479	8,291,153	$4.08

Authorized	1,471,633	—	—
Granted with exercise prices equal to fair value at date of grant	(5,258,900)	5,258,900	$3.69	$2.42

Exercised	—	(1,376,872)	$0.60
Repurchased	13,165	—	$0.97
Cancelled	1,806,716	(1,806,716)	$4.54

Balance at December 31, 2003	6,963,093	10,366,465	$4.13

      The following table summarizes the options outstanding at December 31, 2003:

		Weighted
		Average
	Number of	Remaining			Weighted Average
	Options	Contractual	Weighted Average	Number of Options	Exercise Price of
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercisable Options

$0.06 - $0.09	1,235,635	4.6	$0.08	1,235,635	$0.08
$0.16	5,250	5.7	$0.16	5,250	$0.16
$0.32	50,000	6.0	$0.32	50,000	$0.32
$1.25	464	6.0	$1.25	464	$1.25
$2.00 - $2.83	2,223,036	7.7	$2.53	1,342,705	$2.41
$3.09 - $4.36	3,357,500	9.5	$3.85	143,443	$3.30
$5.00 - $7.18	2,305,242	8.0	$5.27	1,261,936	$5.24
$9.00 - $12.60	1,189,338	7.3	$10.08	831,736	$9.90

$0.06 - $12.60	10,366,465	7.9	$4.13	4,871,169	$3.83

      At December 31, 2003, 15,635 shares of common stock were subject to repurchase by the Company at a weighted average exercise price of $2.36 per share.

10.     INCOME TAXES

      The following is a geographic breakdown of income (loss) before the provision for income taxes (in thousands):

	Years Ended December 31,

	2003	2002	2001

Domestic	$2,343	$6,202	$(995)
Foreign	(2,986)	(2,632)	(6,127)

Total	$(643)	$3,570	$(7,122)

      The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$71	$—	$—
State	96	164	168
Foreign	657	1,016	515

Total provision	$824	$1,180	$683

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

	As of December 31,

	2003	2002

Cumulative net operating loss carryforwards	$2,111	$2,580
Research and development tax credit carryforwards	3,844	2,699
Alternative minimum tax credit	71	—
Cumulative temporary differences	1,288	1,878

Total deferred tax assets	7,314	7,157
Valuation allowance	(7,314)	(7,157)

Net deferred tax assets	$—	$—

      The Company has federal and state net operating loss carryforwards as of December 31, 2003 of approximately $3.0 million and $22.0 million, respectively, to offset future federal and state taxable income. The net operating loss carryforwards expire at various dates through the year 2023. Additionally, the Company has federal research credits, expiring at various dates through the year 2023, of approximately $2.3 million and state of California research credits carrying forward indefinitely of approximately $2.3 million. A valuation allowance has been recorded for the entire net deferred tax asset as a result of management’s uncertainties regarding realization of the asset including limited operating history of the Company, the lack of sustained annual profitability and uncertainty over future operating profitability and taxable income.

      The Tax Reform Act of 1986 contains provisions, which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

      The provision for income taxes differs from the expected amount computed by applying the statutory Federal income tax rate of 34% to pre-tax income (loss) as follows:

	As of December 31,

	2003	2002	2001

Federal statutory rate	34.0%	34.0%	(34.0)%
State taxes net of federal benefit	(15.0)	4.6	(5.8)
Alternative minimum taxes	(11.1)	—	2.3
Non-deductible compensation	(82.7)	37.9	25.5
Federal and state credits	177.6	(36.1)	(16.1)
Other	—	—	0.3
Foreign taxes	(102.1)	27.1	6.9
Change in valuation allowance	24.4	(215.1)	35.1
Utilization of deferred tax assets not previously benefitted	(153.2)	180.7	(4.6)

	(128.1)%	33.1%	9.6%

11.     SEGMENT REPORTING

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

      The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenues:
License	$34,044	$49,581	$54,055
Maintenance	22,451	18,462	11,102
Professional services and training	14,957	14,876	16,316

Total	$71,452	$82,919	$81,473

      The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and Asia Pacific. Substantially all of our assets are located within the United States of America. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenue by geographic region:
United States of America	$56,642	$67,263	$74,451
International	14,810	15,656	7,022

Total	$71,452	$82,919	$81,473

12.     RELATED PARTY TRANSACTIONS

      In August 2000, the Company entered into a note with an officer of the Company in the amount of $520,000 to exercise options. This note is full recourse at 6.0 percent per annum and is payable upon demand. This note was repaid in full during 2003.

      In October 2001, the Company entered into notes with two employees for a total of $154,000. These notes are full recourse at 6.0 percent per annum and mature in October 2003. These notes were repaid in full during February 2003.

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents selected quarterly information for 2002 and 2003 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Total revenue	$23,176	$22,585	$17,678	$19,480
Gross margin	17,495	17,670	13,850	15,746
Net income (loss)	$157	$1,269	$(889)	$1,853

Basic net income (loss) per share	$0.02	$0.09	$(0.03)	$0.06

Diluted net income (loss) per share	$0.01	$0.04	$(0.03)	$0.06

2003:
Total revenue	$17,169	$17,031	$18,480	$18,772
Gross margin	14,109	13,527	14,901	15,135
Net income (loss)	$529	$(1,071)	$(373)	$(552)

Basic net income (loss) per share	$0.02	$(0.04)	$(0.01)	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.04)	$(0.01)	$(0.02)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PLUMTREE SOFTWARE, INC.

By:	/s/ JOHN KUNZE

John Kunze, President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Kunze, Eric Borrmann and Greg Wharton, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact, or any substitute, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ John Kunze John Kunze	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ Eric Borrmann Eric Borrmann	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ John Dillon John Dillon	Director	March 11, 2004

/s/ Rupen Dolasia Rupen Dolasia	Director	March 11, 2004

/s/ James Richardson James Richardson	Director	March 11, 2004

/s/ Bernard Whitney Bernard Whitney	Director	March 11, 2004

/s/ David Pratt David Pratt	Director	March 11, 2004

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen common stock certificate(1)
4.9	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/ SAN Realty, L.L.C.(1)
4.10	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/ SAN Realty, L.L.C.(1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers(1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder(1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder(1)
10.4	2002 Employee Stock Purchase Plan, and form of agreements thereunder
10.5*	2002 Director Option Plan, and form of agreements thereunder (1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank(1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C.(1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/ SAN Realty, L.L.C.(1)
10.9*	Offer letter between the Registrant and John H. Kunze(1)
10.10*	Offer letter between the Registrant and Eric Borrmann(1)
10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/ SAN Realty, L.L.C.(1)
10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/ SAN Realty, L.L.C.(1)
10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/ SAN Realty, L.L.C.(4)
10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 31, 2003, between the Registrant and WXI/ SAN Realty, L.L.C.(4)
10.15*	Offer letter between the Registrant and Eric Zocher(4)
10.16*	2004 Bonus Plan
10.17	2004 Outside Director Stock in Lieu of Fees Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and filed with the SEC on November 12, 2002 (File No. 001-31344).

(4)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).