Form 10-Q
period 2004-03-31
PLUMTREE SOFTWARE INC
filed 2004-05-10
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31344

PLUMTREE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2303761 (I.R.S. Employer identification no.)

500 Sansome Street, San Francisco, CA 94111
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 263-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  ☐ No

The number of shares outstanding of the issuer’s common stock as of March 31, 2004 was 31,634,318 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of	As of
	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,447	$20,434
Short-term investments	46,082	47,255
Accounts receivable (net of allowance for doubtful accounts of $519 and $522, respectively)	16,508	17,171
Prepaid expenses and other current assets	2,452	2,079

Total current assets	87,489	86,939
Property and equipment, net	1,846	1,798
Other assets	1,556	2,025

Total assets	$90,891	$90,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,312	$1,312
Accrued and other current liabilities	12,652	12,084
Deferred revenue	20,652	19,027

Total current liabilities	34,616	32,423
Other long-term liabilities	432	448

Total liabilities	35,048	32,871
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized – 100,000 shares Outstanding – 31,634 and 31,265 shares, respectively	32	31
Additional paid-in capital	100,621	99,747
Deferred stock-based compensation	(613)	(868)
Accumulated comprehensive income (loss)	105	(92)
Accumulated deficit	(44,302)	(40,927)

Total stockholders’ equity	55,843	57,891

Total liabilities and stockholders’ equity	$90,891	$90,762

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Revenue:
License	$6,871	$8,451
Service and maintenance	10,852	8,718

Total revenue	17,723	17,169

Cost of revenue:
License	429	377
Service and maintenance	4,119	2,186
Amortization of stock-based compensation and acquired technology	446	496

Total cost of revenue	4,994	3,059

Gross margin	12,729	14,110

Operating expenses:
Research and development	5,509	4,749
Sales and marketing	8,011	6,928
General and administrative	2,387	1,623
Amortization of stock-based compensation	184	489

Total operating expenses	16,091	13,789

Income (loss) from operations	(3,362)	321
Other income (loss), net:
Interest income, net	276	211
Other income (loss), net	(127)	115

Income (loss) before income taxes	(3,213)	647
Provision for income taxes	162	118

Net income (loss)	$(3,375)	$529

Net income (loss) per common share:
Basic	$(0.11)	$0.02

Diluted	$(0.11)	$0.02

Weighted average common shares outstanding:
Basic	31,478	29,668

Diluted	31,478	32,490

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,375)	$529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	(6)	(118)
Amortization of premium on short-term investments	237	82
Depreciation and amortization	353	443
Amortization of stock-based compensation	237	591
Amortization of acquired technology	394	394
Amortization of warrants issued for services	9	13
Changes in assets and liabilities:
Accounts receivable	669	4,720
Prepaid expenses and other current assets	(383)	(503)
Other assets	75	90
Accounts payable	—	(580)
Accrued and other current liabilities	566	(3,914)
Deferred revenue	1,625	(917)
Other long-term liabilities	(16)	4

Net cash provided by operating activities	385	834

Cash flows from investing activities:
Purchases of property and equipment	(401)	(296)
Purchases of short-term investments	(8,385)	(3,617)
Proceeds from sale of short-term investments	9,352	3,550

Net cash provided by (used in) investing activities	566	(363)

Cash flows from financing activities:
Payments on capital lease obligations	—	(48)
Repayments of employee notes receivable	—	342
Proceeds from issuance of common stock	891	698
Repurchases of common stock	—	(12)

Net cash provided by financing activities	891	980

Effect of change in exchange rates on cash and cash equivalents	171	(121)

Net increase in cash and cash equivalents	2,013	1,330
Cash and cash equivalents at beginning of period	20,434	20,655

Cash and cash equivalents at end of period	$22,447	$21,985

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$100	$186

Cash paid for interest	$—	$87

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information as of March 31, 2004
and for the three months ended March 31, 2004 and 2003 is unaudited)

Note 1. BACKGROUND AND BASIS OF PRESENTATION

The Company

          Plumtree Software, Inc., (the “Company”) develops and distributes infrastructure software, maintenance and consulting, training and installation services that enable businesses to deploy corporate portals, information applications and Internet-based services.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2004, the results of operations for the three months March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004.

          The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2004.

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

     The Company recognizes revenue from arrangements involving the resale of third party software based on the key indicators of gross versus net revenue reporting outlined in EITF 99-19.

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

Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value of the stock on the date of grant. The Company has determined pro forma information regarding net loss and net loss per common share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.66%	2.55%
Expected life of the option	4 years	4 years
Dividend yield	0%	0%
Volatility	80%	109%

     The fair value of rights under the Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2004 and 2003 was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.58%	1.38%
Expected life of the option	1.25 yrs	1.25 yrs
Dividend yield	0%	0%
Volatility	85%	109%

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months ended March 31, 2004 and 2003 was $2.57 and $2.29 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended March 31, 2004 and 2003 was $1.41 and $1.65 per share, respectively. The Company’s pro forma net loss and pro forma net loss per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(3,375)	$529
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	237	591
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,835)	(2,083)

Pro forma net loss under SFAS 123	$(4,973)	$(963)

Net income (loss) per common share – basic:
As reported under APB 25	$(0.11)	$0.02

As reported under SFAS 123	$(0.16)	$(0.05)

Net income (loss) per common share – diluted:
As reported under APB 25	$(0.11)	$0.02

As reported under SFAS 123	$(0.16)	$(0.05)

          Amortization of stock-based compensation expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Amortization of stock-based compensation included in cost of revenue	$53	$102
Amortization of stock-based compensation included in operating expenses:
Research and development	82	224
Sales and marketing	84	216
General and administrative	18	49

Total stock-based compensation included in operating expenses	184	489

Total stock-based compensation	$237	$591

Cash Equivalents and Short-term Investments

          Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

          The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for the Year Ending				As of
	December 31,				March 31, 2004
				Total Cost
	2004	2005	2006	Value	Total Fair Value
Taxable auction rate securities	$4,450	$—	$—	$$4,450	$4,450
US Government agencies	2,518	10,900	5,000	18,418	18,459
Corporate notes	15,269	6,711	1,078	23,058	23,173

Total	$22,237	$17,611	$6,078	$45,926	$46,082

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

Amortization is being recorded as cost of revenue and was $394,000 for each of the three months ended March 31, 2004 and 2003.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Commissions and bonus	$1,794	$1,808
Sales taxes	1,473	995
Vacation	1,787	1,559
Royalties	341	134
Third party software	773	787
ESPP	313	623
Other	6,171	6,178

	$12,652	$12,084

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

               In December 2002, the Company filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that the Company is now the defendant, and Datamize is now the plaintiff. The parties are engaging in discovery, and construction of the patent claims. No trial date has been set, although the final pretrial conference is scheduled for March 29, 2005.

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

          On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. The Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The case on the merits is proceeding, with the parties filing opposing papers supporting their respective positions. The Company’s next submission to the court is due in June 2004.

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

     On May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree,” or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. The case is proceeding, with each party filing papers supporting its respective position. The court has scheduled a hearing on June 17, 2004, at which time the court will provide a preliminary assessment of the case.

In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague.

          In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain leasehold improvements during the lease term, which expires in 2006. The Company is currently unable to determine the Company’s potential liability related to this matter. Management does not believe that the outcome of this matter will have a material impact on the Company’s financial position, liquidity or results of operations.

          The results of the above issues and proceedings cannot be predicted with certainty; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Cost of License Revenue

               The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months ended March 31, 2004 and 2003 the Company incurred royalty expense of approximately $191,000 and $375,000, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

          For the three months ended March 31, 2004, the Company also included in cost of license revenue $213,000 related to two agreements with third party software providers in which the Company resold their software to the customers.

Net Income (Loss) Per Share

          Basic and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding adjusted for all potential dilutive common shares, which includes shares issuable upon the exercise of outstanding common stock options, warrants, and common stock subject to repurchase, using the treasury stock method. The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when there affect would be anti-dilutive.

          The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$(3,375)	$529
Basic:
Weighted average shares of common stock	31,489	29,778
Less: Weighted average shares subject to repurchase	(11)	(110)

Weighted average shares used in computing basic net income (loss)per common share	31,478	29,668

Basic net income (loss) per common share	$(0.11)	$0.02

Diluted:
Weighted average shares used above	31,478	29,668
Add: Weighted average shares subject to repurchase	—	110
Add: Net additional shares related to assumed option and warrant exercises under the treasury stock method	—	2,712

Weighted average shares used in computing diluted net income (loss) per common share	31,478	32,490

Diluted net income (loss) per common share	$(0.11)	$0.02

          The weighted average exercise price of options to purchase common stock excluded from the diluted net income (loss) calculation above was $3.89 for the three months ended March 31, 2004.

          The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Options to purchase common stock	11,849	5,213
Common stock subject to repurchase	11	—
Employee stock purchase plan	112	—
Warrants	41	41

Total	12,013	5,254

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. FIN 46 was adopted in the three months ended March 31, 2004 and did not have a material impact on the financial position or results of the Company’s operations.

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

     The disaggregated information reviewed on a product basis by the CEO (our Chief Operating Decision Maker) is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Revenues:
License	$6,871	$8,451
Maintenance	5,880	5,456
Professional services and training	4,972	3,262

Total	$17,723	$17,169

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, EMEA, Japan and Asia Pacific. Substantially all of the Company’s long-term assets are located within the United States. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Revenues:
United States	$13,920	$12,274
Other	3,803	4,895

Total	$17,723	$17,169

     For the three months ended March 31, 2004 and 2003, no customer represented greater than 10% of the Company’s total revenues. As of March 31, 2004, no customer accounted for greater than 10% of accounts receivable. As of March 31, 2003, one customer accounted for 11% of accounts receivable.

Note 3. Comprehensive Income (Loss)

               Comprehensive income (loss) includes net income (loss), unrealized gains on available-for-sale securities and foreign currency translation adjustments.

               Comprehensive income (loss) is comprised of the following (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Net income (loss)	$(3,375)	$529
Comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	169	(121)
Change in accumulated unrealized gain on available-for-sale securities	30	80

Total comprehensive income (loss)	$(3,176)	$488

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified in our Annual Report on Form 10K filed with the Securities and Exchange Commission on March 12, 2004, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview and Executive Summary

          Plumtree Software, Inc. (“we”, “Plumtree” or the “Company”), was incorporated in California on July 18, 1996 and reincorporated in Delaware on May 31, 2002. Our initial public offering of 5,000,000 shares of common stock was on June 4, 2002.

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

     We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software maintenance, professional services and training revenue. For the three months ended March 31, 2004 and 2003, our total revenue was $17.7 million and $17.2 million, respectively, and our net income (loss) was $(3.4) million and $529,000, respectively. The limited technology budgets of our potential corporate and government customers as well as increased competition have impacted our revenue and net income. During the past two years, we have experienced weakness in corporate technology spending, with many of our customers delaying new or expanded technology solution implementations.

     In addition to total revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Revenue by category (license, maintenance and professional services and training):

•	License. Our license revenue for the three months ended March 31, 2004 was $6.9 million, a 19% decrease over the three months ended March 31, 2003, resulting primarily from the downturn in the overall market for information technology and software as well as increased competition.

•	Professional services and maintenance. We offer professional services to deploy, configure and customize the Plumtree Corporate Portal and other Plumtree products at customer sites, and to train alliance members, including technology vendors and systems integrators; provide maintenance and customer care through technical support and assigned account managers; and a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise. Revenue for maintenance and technical support for the three months ended March 31, 2004 was $5.9 million, an increase of $424,000 or 8% over the comparable period in 2003, which results from an increase in maintenance revenue from new customers as well as from renewals of maintenance contracts by our installed base of customers. Revenue attributable to professional services increased during the three months ended March 31, 2004 to $5.0 million as compared to $3.3 million for the comparable period in 2003, primarily related to increased headcount within the professional services department, increasing to 63 consultants at March 31, 2004 from 41 consultants at March 31, 2003 as the increased headcount was utilized on new and existing professional service contracts. We expect our maintenance, professional services and training revenue in general to increase during 2004, primarily due to increased maintenance revenue from both new customers as well as renewals from our installed customer base and increased demand for professional services.

•	Deferred revenue balances:

•	Our deferred revenue balance at March 31, 2004 was $20.7 million, of which approximately $1.1 million relates to deferred license revenue, approximately $18.6 million relates to deferred maintenance revenue and $860,000 relates to deferred professional services and training revenue. During the three months ended March 31, 2004, our total deferred revenue balance increased $1.6 million over the balance at December 31, 2003. The increase in total deferred revenue from December 31, 2003 to March 31, 2004 is comprised of an increase in deferred maintenance revenue offset by decreases in deferred license revenue and deferred professional services and training revenue.

•	Deferred license revenue remained relatively flat as the balance decreased by $53,000 at March 31, 2004 to $1.1 million as compared to $1.2 million at December 31, 2003.

•	Deferred maintenance revenue increased $2.0 million during the three months ended March 31, 2004 as compared to the balance at December 31, 2003 primarily related to an increase in deferred maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers.

•	Deferred professional services and training revenue decreased $357,000 during the three months ended March 31, 2004 as compared to the balance at December 31, 2003 as less of our customers at March 31, 2004 prepaid for services and training than at December 31, 2003. During 2004 we expect our deferred revenue balances to remain consistent with the breakdown of deferred revenue continuing to shift from deferred license revenue into deferred maintenance revenue as more of our customers renew their maintenance contracts.

•	Number of license revenue transactions and breakdown of new customers versus repeat customers. During the three months ended March 31, 2004, we completed 65 license transactions, which includes 27 new customers or 42% and 38 repeat orders or 58% bringing our total number of customers licensed since inception to over 600. During the three months ended March 31, 2003, we completed 72 license transactions, which include 30 new customers or 42% and 42 repeat orders or 58%.

•	Revenue by geographic region. We operate our business in 2 geographic regions: United States and International which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”), and Canada. In the three months ended March 31, 2004, 79% of our revenue was generated within the United States, with International revenue collectively accounting for 21% of our total revenue. Our United States and International operations have experienced many of the same economic trends set forth above.

•	Cash and cash equivalents and short-term investments:

•	At March 31, 2004, our cash, cash equivalents and short-term investments were $68.5 million, up $840,000 from $67.7 million at December 31, 2003. We expect that our primary utilization of cash in 2004 will continue to be salaries, commissions, bonuses and other payroll related costs.

•	Cash provided by operations in the three months ended March 31, 2004 was $385,000 compared to $834,000 for the three months ended March 31, 2003. The decrease in cash flow provided by operations was driven primarily by the decrease in our net income (loss) as well as a decrease in our accrued liabilities.

Critical Accounting Policies

          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America or “GAAP.” These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	software revenue recognition;

•	allowance for doubtful accounts;

•	valuation allowance against deferred tax assets;

•	assessing the realizability of capitalized acquired technology; and

•	Determination of the fair value of options granted to employees.

Software Revenue Recognition

     Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

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

     We recognize revenue from arrangements involving the resale of third party software based on the key indicators of gross versus net revenue reporting outlined in EITF 99-19.

Allowance for Doubtful Accounts

               We have provided an allowance for doubtful accounts of $519,000 as of March 31, 2004 for estimated losses resulting from the inability of our customers to make their required payments.

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

Assessing the Realizability of Capitalized Acquired Technology

     We have capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At March 31, 2004, the unamortized costs related to the purchased software were approximately $1.1 million and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

          In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months ended March 31, 2004 and 2003 we recognized $237,000 and $591,000 of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(3,375)	$529
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	237	591
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,835)	(2,083)

Pro forma net loss under SFAS 123	$(4,973)	$(963)

Net income (loss) per common share – basic:
As reported under APB 25	$(0.11)	$0.02

As reported under SFAS 123	$(0.16)	$(0.05)

Net income (loss) per common share – diluted:
As reported under APB 25	$(0.11)	$0.02

As reported under SFAS 123	$(0.16)	$(0.05)

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue

               Revenue increased to $17.7 million in the three months ended March 31, 2004 from $17.2 million in the three months ended March 31, 2003. Between these periods, license revenue decreased 19% and services and maintenance revenue increased 24%.

               Licenses. License revenue decreased to $6.9 million in the three months ended March 31, 2004 from $8.5 million in the three months ended March 31, 2003. The decrease in license revenue for the three months ended March 31, 2004 over results for the comparable period in 2003 was due primarily to customers delaying purchasing decisions, offset by the addition of 27 new license customers during the three months ended March 31, 2004.

               Services and Maintenance. Services and maintenance revenue increased to $10.9 million in the three months ended March 31, 2004 from $8.7 million in the three months ended March 31, 2003, primarily due to increased headcount within our professional services organization and an increase in maintenance we provided to our new customers and maintenance renewals from our larger installed customer base. Services revenue increased to $5.0 million for the three months ended March 31, 2004 as compared to $3.3 million for the three months ended March 31, 2003 primarily due to increased headcount and an increased use of third party contractors in our professional services organization as a result of an increasing number of services contracts ongoing during the period. Maintenance revenue increased to $5.9 million in the three months ended March 31, 2004 from $5.4 million in the three months ended March 31, 2003.

Cost of Revenue

               Licenses. Our cost of licenses consists primarily of royalty expenses and fees paid to third-party technology vendors. Cost of licenses increased to $429,000 in the three months ended March 31, 2004 from $377,000 in the three months ended March 31, 2003 primarily related to two agreements with third party software providers in which we resold their software to the customer totaling $213,000 during the three months ended March 31, 2004, offset by decreased royalty expense.

               Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance increased to $4.1 million in the three months ended March 31, 2004 from $2.2 million in the three months ended March 31, 2003. This was attributable primarily to the increase in headcount in our professional services and technical support departments and increased use of third party consultants due to an increased number of service contracts. As of March 31, 2004, we had 84 professional services and technical support personnel as compared to 50 at March 31, 2003. Third party consultant costs related to services increased to $409,000 for the three months ended March

31, 2004 from $124,000 in the three months ended March 31,2003. We currently plan to increase hiring in these organizations and expect costs of services and maintenance to rise in future periods.

               Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended March 31, 2004 and 2003 was $53,000 and $102,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended March 31, 2004 and 2003 was $394,000 for both periods.

Operating Expenses

               Research and Development. Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers on an independent contractor basis. Research and development expenses increased to $5.5 million in the three months ended March 31, 2004 from $4.7 million in the three months ended March 31, 2003, due primarily to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. As of March 31, 2004, we had 130 employees in research and development as compared to 113 employees as of March 31, 2003. We currently plan to increase hiring in this organization and expect costs to rise in 2004 as compared to the comparable period in 2003.

                    Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses increased to $8.0 million in the three months ended March 31, 2004 from $6.9 million in the three months ended March 31, 2003. Sales expenses increased to $6.8 million in the three months ended March 31, 2004 from $5.9 million in the three months ended March 31, 2003, primarily as a result of increased headcount and sales commissions for the first quarter of 2004 as compared to the first quarter of 2003. Sales commissions increased by $414,000 for the three months ended March 31, 2004 when compared to the corresponding period in 2003. Marketing expenses increased to $1.2 million in the three months ended March 31, 2004 from $1.0 million in the three months ended March 31, 2003. As of March 31, 2004, we had 134 employees in sales and marketing as compared to 106 employees as of March 31, 2003. We currently plan to increase hiring in this organization and expect costs to rise in future periods.

               General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information technology and services costs and costs associated with being a publicly traded company. General and administrative expenses increased to $2.4 million in the three months ended March 31, 2004 as compared to $1.6 million for the three months ended March 31, 2003. As of March 31, 2004, we had 27 general and administrative personnel as compared to 25 as of March 31, 2003. We expect this expense to increase in future periods as we incur additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act, proposed changes to the Nasdaq listing rules and other related rules and regulations. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

          Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended March 31, 2004 and 2003 was $184,000 and $489,000, respectively.

          Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income (Loss), Net

               Other income (loss), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. Total other income, net decreased to $149,000 in the three months ended March 31, 2004 as compared to other income, net, of $326,000 in the three months ended March 31, 2003. The decrease was primarily the result of a increase in the loss on foreign currency transactions and decreased interest income. Interest income, net, increased to $276,000 for the three months ended March 31, 2004 from $211,000 for the comparable period in 2003 primarily from a decrease in interest expense related to our capital lease liability which was repaid in full during 2003. The effect of foreign currency transactions was a loss of $127,000 for the three months ended March 31, 2004 as compared to a gain of $115,000 for the comparable period in 2003.

Provision for Income Taxes

               We recorded an income tax provision of $162,000 and $118,000 for the three months ended March 31, 2004 and 2003 primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

As of March 31, 2004, we had $68.5 million of cash and cash equivalents and short-term investments and $52.9 million in working capital.

               Our net cash provided by operating activities decreased to $385,000 for the three months ended March 31, 2004, from $834,000 for the three months ended March 31, 2003. The decrease is primarily attributable to the $3.9 million decrease in net income (loss) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 offset by increases in our deferred revenue and decrease in accounts receivable.

               Capital expenditures were $401,000 and $296,000 for the three months ended March 31, 2004 and 2003. Our capital expenditures in the first three months of 2004 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

               We have a $3.1 million revolving line of credit with Silicon Valley Bank with a maturity date of August 2004. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of March 31, 2004, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. We are also required to maintain a minimum cash balance with Silicon Valley Bank, which we were in compliance with at March 31, 2004.

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

Recent Accounting Pronouncements

               In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. FIN 46 was adopted in the three months ended March 31, 2004 and did not have a material impact on the financial position or results of our operations.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

Our efforts to establish and maintain the Enterprise Web Suite and related products as an enterprise-wide platform may fail and, as a result, our revenue may decrease and our ability to compete successfully may be impaired.

               We have expended, and plan to continue to expend, significant resources to establish our Enterprise Web Suite as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for building new applications. To succeed, we must develop and market both enhancements to our Plumtree Corporate Portal and new products and services that expand its functionality. Plumtree Collaboration Server and Plumtree Studio Server, each released commercially in the first quarter of 2002, and our Content Server released in November 2002, are our most significant new product developments since the introduction of the Plumtree Corporate Portal. These and other new products and subsequent major version releases of our products may not achieve widespread market acceptance.

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

We have a relatively short operating history, which limits your ability to evaluate our business and operating results and may increase the risk of your investment.

               Our relatively short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. The latest version of our portal product, version 5.0, was released in June 2003, and we are currently developing on a Java version of many of our products. We cannot predict whether these versions of our software will be successful. We have derived a vast majority of our revenue from licensing our Enterprise Web Suite and related products and services. You should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

•	potential fluctuations in operating results and uncertain growth rates;

•	limited market acceptance of our products;

•	concentration of our revenue on a small range of products;

•	our need to expand our direct sales forces and indirect sales channels, particularly for international markets; and

•	our need to attract, train and retain qualified personnel.

We have a history of losses, and given expected increases in operating expenditures, we may never sustain profitability on a quarterly or annual basis, which would have a harmful effect on our business and the value of our common stock.

               We incurred substantial net losses in each year from our inception in July 1996 through 2001. For the years ended December 31, 2000 and 2001, we incurred net losses of approximately $21.7 million and $7.8 million, respectively. Although we achieved annual profitability of approximately $2.4 million in 2002, for the year ended December 31, 2003 we had a net loss of $1.5 million and for the three months ended March 31, 2004 we had a net loss of $3.4 million. As of March 31, 2004, we had an accumulated deficit of approximately $44.3 million.

     Given the increase of our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we are likely to incur losses and negative cash flows. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to sustain operating profitability on a consistent basis, if at all. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably on a quarterly or annual basis would likely have a harmful effect on our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

     As a result of our limited operating history and the emerging and evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends upon our ability to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers for substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of consulting fees and technical support and maintenance fees. Our services revenue has a substantially lower gross margin than our license revenue. To the extent the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

     We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the management and expansion of our operations within the United States and internationally;increase in the amount of third party products and services that we use in our products or resell with royalties attached;

•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter; and

•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

     The market for our software is newly emerging and additional customers may not adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	withstand downturns in general economic conditions or conditions that slow corporate spending on software products, such as the downturn we are currently experiencing in the overall software market;

•	enhance our products to meet changing customer demand;

•	effectively market the Enterprise Web Suite and related products and services;

•	hire, train and retain a sufficient number of qualified, engineering, sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services to be more appealing to customers than those of our competitors or of our customers’ internally-developed solutions; and

•	develop and maintain a favorable reputation among our customers, potential customers and participants in the software industry who can serve as reference accounts for our products and services.

     Some of these factors are beyond our control. If our customer base does not expand, we may never become consistently profitable.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

     We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended March 31, 2004, our top 10 customers accounted for approximately 26% of our total revenue. Our operating results and stock price would be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

We typically do substantial business with the United States government and other domestic and international public entities, and our ability to sell to governments is susceptible to unpredictable budgetary and policy changes and involves specific risks that could harm our business.

     We derive a significant portion of our software license and service revenue from governmental entities. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Additionally, the government may require special intellectual property rights and other license terms generally more favorable those typical in private commercial contracts, these requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations. The government often retains the right to audit its vendors for compliance. We could from time to time become subject to costly and distracting audits. Should we fail to properly comply with applicable regulations, we may face fines or other enforcement actions and we could be suspended or disbarred would further government sales which would harm our business.

Our business currently depends on revenue related to our flagship product suite, the Enterprise Web Suite, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

     We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets (formerly known as “gadget web services”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We also resell third party products and services that offer complementary functionality to the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in June 2003 we released version 5.0 of our portal product. If new and future versions of our products and services, including version 5.0 of the Plumtree Corporate Portal and planned future releases of the Plumtree Corporate Portal, such as 5.0 for Java platforms, and planned future updates to our Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

     As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer, and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. We have recently reorganized some of our sales force and have focused training efforts around selling our products into specific industries such as pharmaceuticals and consumer retail. We have also hired a new Chief Operating Officer and Vice President of World Wide Sales who are implementing changes in our sales methodology. While these initiatives are intended to reduce the typical sales cycle we may not be successful in the long term. The implementation of new sales methodologies and retraining process involved in developing industry focused sales teams may result in longer sales cycles during the period of transition.

We depend on technology licensed from third-party software developers to build and enhance our products, and our ability to develop and sell our products and services could be delayed or impaired if we fail to maintain these license arrangements.

     We incorporate into our products and in certain cases resell third-party software that enables, enhances or compliments aspects of our products’ functionality. This third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of customer support, or at all. In many cases use of third party software increases the risk of warranties and indemnification contained in our customer contracts. Some of these third-party software developers offer products that compete with the Enterprise Web Suite and our other products. Our loss of or inability to maintain these software licenses on current terms could delay or impair the sale of our products and services until equivalent software, if available, is identified, licensed or developed, and integrated, which could adversely affect our business and impair our future growth.

We depend on our direct sales force to sell our products, and if we fail to hire and train new sales personnel, our future growth will be impaired.

     We sell our products primarily through our direct sales force and, although we plan to undertake operational initiatives to expand the role of the indirect sales channel, we expect to continue to rely on direct sales in the immediate future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of six to nine months or more before newly-hired direct sales people become productive and can generate revenue. We recently hired a new Chief Operating Officer and Vice President of World Wide Sales. We are also reorganizing elements of our sales force around sales targeted towards specific industries such as pharmaceutical and consumer retail. These management changes and reorganization efforts may result in increased attrition in our sales force. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

     We have relationships with a large number of systems integrators and resellers, such as Exceptional Software, HandySoft, Bantu, Logicon, Booz Allen, Computer Sciences Corporation, Lexis Nexis, Lockheed Martin, Project Performance Corporation, SAIC and SRA International. We rely significantly on these parties to market and sell our products and to provide rapid and comprehensive deployment of our products. These relationships have been a key factor in our overall business strategy, and as we look to expand our indirect sales channel to increase sales the importance of this type pf relationship will increase. These relationships involve a number of risks, including:

•	Systems integrators and resellers may not view their relationships with us as valuable or significant to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.

•	Under our co-deployment model, we often rely on our system integrators’ and resellers’ employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or inadequate.

•	Systems integrators may attempt to market their own products and services rather than ours.

•	Our competitors may have stronger relationships with these parties and, as a result, these systems integrators and resellers may recommend a competitor’s products and services over ours.

•	If we lose our relationships with our systems integrators and resellers, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

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

     Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including version 5.0 of our portal product (released in June 2003), and upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to build or deploy our products, has contained, and may in the future contain, defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may not be paid for work performed subject to acceptance rights or fixed price bidding, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to warranty and product liability claims by our customers Such errors or defects may produce a number of risks, including:

•	Some of our customers may require enhanced modifications or fixes of our software for their specific needs which will divert the attention of our engineering team away from new product development and upgrades of existing products.

•	Some of our customers may make increasingly frequent and disproportionate demands on our support personnel, which could result in impaired technical support response times to all of our installed base.

•	Our professional services consultants may be required to assist in the implementation of software modifications and corrections of errors or defects, thereby reducing their ability to perform revenue-generating services.

•	Frequent modifications intended to correct errors may increase the likelihood of undetected defects or errors and may further drain our engineering, customer care and consulting services resources.

•	We may lose customers, customers may not implement our products more broadly within their organization, customers may choose not to renew their maintenance contracts with us or they may choose to abandon their projects.

•	We may lose valuable customer references and our reputation in the industry may diminish, making our sales and marketing efforts more difficult.

•	We may experience reduced demand for our products, reduced market acceptance of our products and loss of overall competitiveness.

•	We may be subject to product liability or warranty claims by our customers.

If we are unable to develop products that are compatible and can be integrated with a large variety of hardware, software, database and networking systems, our ability to attract and retain customers will be harmed.

     The Enterprise Web Suite is designed to integrate with and support a broad set of software applications and online services through Plumtree Portlet Web Services. To gain broad market acceptance, and to execute on our strategy of “radical openness,” we believe that we must support an increased number of technology standards, operating environments, applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of technology standards, applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our Enterprise Web Suite with products in their portfolio.

Some of our customers are in the preliminary phase of implementing our products and this implementation may not proceed on a timely basis or at all.

     Some of our customers, such as Aflac, American Medical Response, Cypress Semiconductor, Government of Bermuda, Groupe Casino, Hochtief, ITT, JM Smucker, Logica, Lombard Odier Darier Hentsch, Mercy Health Services, Ontario Ministry of Health, Toro, UK Medical Research Council and others are currently in a pre-deployment or preliminary stage of implementing our products and may encounter delays or other problems in introducing them. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our products.

If we fail to adequately address our customer support demands, our ability to attract and retain customers will suffer.

     We expect that our customers increasingly will demand enhancements to the technical support services we provide. To meet these demands, we must develop and implement expanded customer support services and programs. In addition, if we increase our customer base, we expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers’ expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing personnel and the establishment of long-term relationships with third-party service vendors. If we are unable to address these customer demands, our ability to attract and retain customers will suffer

Security breaches with our software may lead to unexpected capital expenditures and cause a loss in revenue and reputation.

     The Enterprise Web Suite is designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. This includes product information, competitive intelligence, sales and inventory data, sales reports and corporate e-mail. As a result, the reputation of our software for providing security is vital to its acceptance by customers. Many of our government customers, and those in highly regulated industries such as banking, insurance and pharmaceuticals, are highly sensitive to issues of security and data privacy. Problems caused by security breaches associated with our products or products furnished by us could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, customer claims against us, government regulatory enforcement against us, increased insurance costs or increased service and warranty costs. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Moreover, our products may be even more susceptible to security breaches, since portals and integrated framework software require the aggregation of many different Web applications on many different servers, with different security standards and protocols.

Capacity restrictions of our software could reduce the demand for and use of our products, which may limit our ability to generate license revenue.

     Our products are designed to support enterprise-wide deployments with up to hundreds of thousands of users. However, the maximum amount of information and the maximum number of concurrent users that our products can support in any particular deployment is uncertain. It is also subject to factors outside of our control such as customer architecture. If the capacity boundaries of our products are reached, or significant changes or additions to customers’ architecture is necessary to support the number and type of intended users, our customers may be dissatisfied, and we may lose customers or fail to gain new customers, existing customers may seek products with more use capacity and overall demand for our products could decline.

If we are unable to retain key personnel, our growth will be limited.

     We are highly dependent on certain members of our management staff, including, without limitation, our Chief Executive Officer, John Kunze, our Chief Operating Officer, Paul Ciandrini, hired in March of 2004, and our Vice President of Engineering, Eric Zocher. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our sales & marketing, management and engineering teams. The loss of one or more of these officers, sales or marketing managers, or key engineers may impede the achievement of our business objectives. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. Recent additions to the management team and reorganization in sales and operations are likely to result in increased employee attrition. In addition, since a number of our long-standing employees have most of their stock options vested, their economic incentive to remain in our employ may be diminished.

If we are unable to recruit and train new personnel, our operations will be disrupted and our growth impaired.

     Recruiting and retaining qualified sales, management and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for specialized employees in our industry can be intense. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting for skilled technical personnel for our engineering, professional services group, and customer support staff. It may take an extended period of time to hire a sufficient number of new technical professionals. With some of our senior operations executives in place for only a short period our sales force may lack direction and our sales process and productivity may suffer. Similarly, we may not be able to meet customer demand for professional services and technical support. Once hired, new personnel will need time to familiarize themselves with our products and business practices. The integration of new personnel, including members of management and key personnel in engineering, sales and marketing, has resulted and will continue to result in some unavoidable disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

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

•	build and train our sales and marketing staff to create an effective presence in the evolving corporate portal market, and keep them sufficiently trained over time regarding the technical features, issues and key selling points of our product;

•	attract and retain qualified technical personnel in order to continue to develop reliable and scalable products and services that address evolving customer needs;

•	develop and improve our customer support capacity, especially if sales of our products increase, so that we can provide customer support without diverting resources from product development efforts; and

•	Maintain and expand our internal management, legal and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within Plumtree and ensure compliance with increasing government regulation, and changing accounting standards applied to public companies.

     Our inability to achieve any of these objectives could harm our business and operating results.

We may be unable to manage or grow our international operations, which could impair our overall growth.

     We have invested substantial capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 21% and 29% of our total revenue during the three months ended March 31, 2004 and 2003, respectively. If we are unable to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow our overall growth and impair operating margins.

     We have committed substantial resources to modify our products for selected international markets, including the United Kingdom, France, Germany, South Korea, Australia, Italy, Spain, Brazil, Portugal, Sweden, Taiwan, China, the Netherlands and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. We are also investing resources in attracting and developing more distributors and resellers in local markets. However, even if we successfully expand our international operations and successfully modify our products, we may be unable to maintain or increase international market demand for our products.

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

In consultation with our advisors, we have historically structured our operations so that certain international license contracts between certain foreign customers and our Swiss subsidiary, Plumtree Software GmbH, are not subject to tax at source. There is a risk that local jurisdictions may challenge the characterization of these transactions. In the event these transactions are challenged by local tax authorities the review process would divert management attention and resources and we may incur substantial costs. If we fail to comply with complex and changing tax requirements some tax authorities may seek to collect applicable taxes from our customers and we may in turn become subject to claims by our customers seeking reimbursement for any tax assessed. We have recently changed our method of licensing in international markets, choosing to license our products through Plumtree Software, Inc. (Delaware). We may incur substantial advisory fees and other costs associated with this transition. In addition some tax and accounting consequences resulting from the change in our international contracting structure are uncertain and may result in future costs or charges.

Product liability claims could divert management’s attention and be costly to defend.

     Our license agreements with customers and arrangements with our systems integrators and technology vendors typically contain provisions designed to limit our exposure to potential product liability claims. Not all domestic and international jurisdictions may enforce these limitations. Although we have not experienced any significant product liability claims to date, we may encounter this type of claim in the future. Product liability claims brought against us, whether or not successful, could divert the attention and resources of our management and key personnel, could be costly to defend and could require us to pay significant monetary damages or impair our ability to market our products.

If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentations, which would undermine the relative appeal of our products to customers and reduce our sales.

     We believe that proprietary rights are important to our business. We have no issued patents. We have filed fourteen non-provisional patent applications with the U.S. Patent and Trademark Office and two international patent applications with the World Intellectual Property Organization. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

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

     In December 2002, the Company filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that the Company is now the defendant, and Datamize is now the plaintiff. The parties are engaging in discovery, and construction of the patent claims. No trial date has been set, although the final pretrial conference is scheduled for March 29, 2005.

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

     On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. The Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and

(ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The case on the merits is proceeding, with the parties filing opposing papers supporting their respective positions. The Company’s next submission to the court is due in June 2004.

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

     On May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree,” or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. The case is proceeding, with each party filing papers supporting its respective position. The court has scheduled a hearing on June 17, 2004, at which time the court will provide a preliminary assessment of the case.

     In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our software product or technology without authorization. Policing unauthorized use of our products is difficult and costly, especially matters that require litigation, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States.

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

     We expect that software products, including ours, may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments expands and overlaps. Third parties have claimed and others may claim in the future that our products infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

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

     In December 2002, we filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). We seek a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that we infringe the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that we are now the defendant, and Datamize is now the plaintiff. The parties are engaging in discovery, and construction of the patent claims. No trial date has been set, although the final pretrial conference is scheduled for March 29, 2005.

     Based on other communications by Datamize’s counsel, we expect Datamize may take further legal action against us with respect to additional intellectual property that Datamize purportedly owns or will own in the future. At this time, we do not believe we infringe any valid patent claim of Datamize and intend to continue to vigorously pursue all claims and defenses.

     Our defense costs have increased substantially, and may continue to increase as this matter proceeds in litigation and approaches trial, currently scheduled for early 2005. The tactical direction and pace of litigation, especially in complex patent matters, are inherently difficult to predict. Therefore our legal costs may fluctuate substantially with little notice which could affect our financial results.

     A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could damage our business to the extent that we are required to pay substantial monetary damages or if, as result of a successful claim, we became unable to sell our products without redeveloping them or otherwise were forced to incur significant additional expenses.

We may be subject to misappropriation and other claims by former employers of our personnel, which could be costly and disruptive to our business.

     From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays, require us to indemnify our alliance members and customers, require us to refund license fees or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business. We have and are likely in the future to hire employees subject to agreements containing non-competition clauses and non-solicitation covenants which purport to limit their ability to work for us, interact with some or all of our customers or prospective customers, or to solicit former colleagues or others for employment at Plumtree. Although these types of restrictions are often difficult to enforce, especially in California, we may still be subject to claims that we violated these restrictions. Such claims against the Company or our employees, with or without merit, could cause a significant diversion of management attention or the employees’ attention, and result in costly and protracted litigation.

Acquisitions of companies or technologies may result in disruptions to our business and management due to difficulties in assimilating personnel, acquired products and technology and operations and may dilute stockholder value.

     We have made, and in the future may make acquisitions or investments in other companies or technologies. We may not realize the anticipated benefits of any acquisitions or investments we undertake.Acquisitions such as these require us to assimilate the operations, products, technology and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. If we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. In addition, our profitability may suffer because of acquisition-related costs or impairment costs for acquired goodwill and other intangible assets, or undisclosed liabilities of the acquired business. Finally, the terms of our existing contractual obligations may restrict or prohibit acquisitions that we may seek to consummate.

If we are required to raise additional funds, we may be unable to obtain these funds on terms acceptable to us or at all.

     The development and expansion of our business will require significant capital to fund our operating expenses, working capital needs and capital expenditures. During the next 18 months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, cash flow from sales of our products and services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

     The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example,Vignette acquired Epicentric, Inc. in December 2002; Open Text Corporation acquired Corechange, Inc. in February 2003; WebMethods acquired certain assets of Data Channel in October 2003; and Vignette acquired Intraspect in December 2003. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

Downturns in the software market may decrease our revenue and margins.

     The market for our products is affected by economic conditions of the broader software market. Downturns in the economy may cause businesses and governments to delay or cancel corporate portal projects, reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to or defer the budget for the purchase of our products or cease operations. This, in turn, may lead to longer sales cycles, delays or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has been limited in most of the past 36 months, and many of our customers and potential customers have experienced volitile declines in their revenues and operations. We believe that, in light of these events, some businesses and governments may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals or to sustain annual or quarterly profitability.

Our failure to introduce new products and enhancements in a timely manner will make market acceptance of our products less likely.

     New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server were released in the past twelve months and have been recently updated, increasing the risk of undetected defects or errors. Efforts to correct any such errors or defects could divert our engineers from or delay development of new products. Our efforts to develop and release new products, such as the planned version 5.0J (Java) of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problems. Product release delays or product defects could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

     We may not be able to effectively respond to the technological requirements of the changing market for our corporate portal and the other products comprising the Enterprise Web product suite. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for these purposes in the future. Even if we successfully raise capital to develop new technologies, investments in these technologies may not result in commercially viable technological processes, or there may not be commercial applications for those technologies. If we do not develop and introduce new products and services, and achieve market acceptance in a timely manner, demand for our products and services will drop and our revenue will decline.

Terrorist activities and resulting military and other actions could harm our business

     The terrorist attacks of September 11th and the war in Iraq, and expanded military action associated with the war on terror, have disrupted commerce throughout the world. The continued threat of terrorism, continued military action and heightened security measures in response to this threat have diverted public and corporate spending priorities and periodically disrupted commerce. To the extent that these events result in a general decrease in corporate spending on information technology, our business and results of operations could be harmed. We are unable to predict whether these threats or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2004, we had cash, cash equivalents and short-term investments totaling $68.5 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

     For the three months ended March 31, 2004, we earned approximately 21% of our revenue from international markets, most of which are denominated in various foreign currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

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

     In December 2002, the Company filed a complaint for declaratory relief against Datamize in U.S. District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company seeks a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize has filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize is seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that the Company is now the defendant, and Datamize is now the plaintiff. The parties are engaging in discovery, and construction of the patent claims. No trial date has been set, although the final pretrial conference is scheduled for March 29, 2005.

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

     On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel the Benelux trademark registration for “Plumtree” held by Mr. Linssen. The Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On October 15, 2003, Mr. Linssen filed answering papers denying the Company’s allegations and asserting a counterclaim for infringement of his registered trademark. The case on the merits is proceeding, with the parties filing opposing papers supporting their respective positions. The Company’s next submission to the court is due in June 2004.

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

     On May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree,” or in the alternative, the cancellation of Mr. Linssen’s Swiss registration. The case is proceeding, with each party filing papers supporting its respective position. The court has scheduled a hearing on June 17, 2004, at which time the court will provide a preliminary assessment of the case.

     In addition, the Company and Mr. Linssen have each commenced proceedings before the E.U.’s Office of Harmonization of the Internal Market in opposition to each other’s Community Trade Mark applications. Those proceedings have been suspended pending disposition of the Benelux action in The Hague.

     In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, CA, the Company is contractually obligated to complete certain leasehold improvements during the lease term, which expires in 2006. The Company is currently unable to determine the Company’s potential liability related to this matter. Management does not believe that the outcome of this matter will have a material impact on the Company’s financial position, liquidity or results of operations.

     The results of the above issues and proceedings cannot be predicted with certainty; however, in the opinion of management, the potential legal liabilities associated with the final resolution of these complaints are not currently expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations. Our litigation costs have recently increased and as pending matters proceed towards trial such costs are likely to increase further. The tactical direction and pace of litigation, especially in complex patent matters are inherently difficult to predict. Therefore our legal costs may fluctuate substantially with little notice and could affect our financial results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Several officers have conducted trades during the fiscal quarter ended March 31, 2004 pursuant to previously adopted Rule 10b5-1 trading plans.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)

4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees (1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)

10.5*	2002 Director Option Plan, and form of agreements thereunder (1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.9*	Offer letter between the Registrant and John H. Kunze (1)

10.10*	Offer letter between the Registrant and Eric Borrmann (1)

10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C. (2)

10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C. (2)

10.15*	Offer letter between Registrant and Eric Zocher (2)

10.16*	2004 Bonus Plan (3)

10.17*	2004 Outside Director Stock in Lieu of Fees Plan (3)

10.18*	Employment Agreement between the Registrant and Paul Ciandrini

10.19*	Employment Agreement between the Registrant and Ira Pollack

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2) Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).

(3) Incorporated by reference to Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 12, 2004 (File No. 001-31344).

(b) Reports on Form 8-K.

     On April 15, 2004, we furnished a current report on Form 8-K with respect to our press release announcing the Company’s results for the fiscal quarter ended March 31, 2004.

     On March 16, 2004, we furnished a current report on Form 8-K announcing the appointment of Paul Ciandrini as the Company’s Chief Operating Officer.

     On January 20, 2004, we furnished a current report on Form 8-K with respect to our press release announcing the Company’s results for the fiscal quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.

(Registrant)

Dated: May 7, 2004	/s/ John H. Kunze

John H. Kunze
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Dated: May 7, 2004	/s/ Eric Borrmann

Eric Borrmann Chief Financial Officer
(Principal Financial Officer)