Form 10-Q
period 2004-06-30
PLUMTREE SOFTWARE INC
filed 2004-08-06
CIK 1035656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31344

PLUMTREE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2303761
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification no.)

500 Sansome Street, San Francisco, CA 94111
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 263-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ ☐ No

The number of shares outstanding of the issuer’s common stock as of June 30, 2004 was 32,209,364 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$23,768	$20,434
Short-term investments	39,012	47,255
Accounts receivable (net of allowance for doubtful accounts of $690 and $522, respectively)	19,587	17,171
Prepaid expenses and other current assets	2,405	2,079

Total current assets	84,772	86,939
Property and equipment, net	1,981	1,798
Other assets	1,233	2,025

Total assets	$87,986	$90,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,845	$1,312
Accrued and other current liabilities	12,585	12,084
Deferred revenue	20,984	19,027

Total current liabilities	35,414	32,423
Long-term liabilities	416	448

Total liabilities	35,830	32,871
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized – 100,000 shares
Outstanding – 32,209 and 31,265 shares, respectively	32	31
Additional paid-in capital	100,814	99,747
Deferred stock-based compensation	(387)	(868)
Accumulated comprehensive loss	(313)	(92)
Accumulated deficit	(47,990)	(40,927)

Total stockholders’ equity	52,156	57,891

Total liabilities and stockholders’ equity	$87,986	$90,762

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenue:
Licenses	$7,911	$7,691	$14,782	$16,142
Services and maintenance	11,557	9,340	22,408	18,058

Total revenue	19,468	17,031	37,190	34,200
Cost of revenue:
Licenses	422	251	850	628
Services and maintenance	4,638	2,804	8,756	4,990
Amortization of stock-based compensation and acquired technology	425	449	872	945

Total cost of revenue	5,485	3,504	10,478	6,563

Gross margin	13,983	13,527	26,712	27,637
Operating expenses:
Research and development	5,886	5,342	11,395	10,091
Sales and marketing	8,623	7,405	16,635	14,333
General and administrative	2,752	1,547	5,139	3,170
Restructuring charges	307	–	307	–
Amortization of stock-based compensation	103	257	287	746

Total operating expenses	17,671	14,551	33,763	28,340

Loss from operations	(3,688)	(1,024)	(7,051)	(703)
Other income (expense), net:
Interest income, net	241	137	516	348
Other income (expense), net	(101)	74	(227)	189

Loss before income taxes	(3,548)	(813)	(6,762)	(166)
Provision for income taxes	139	258	301	376

Net loss	$(3,687)	$(1,071)	$(7,063)	$(542)

Basic and diluted net loss per common share:	$(0.12)	$(0.04)	$(0.22)	$(0.02)

Shares used to compute basic and diluted net loss per common share:	31,882	30,419	31,680	30,044

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,063)	$(542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	168	(260)
Amortization of premium on short-term investments	465	256
Depreciation and amortization	632	903
Issuance of stock options granted to non-employees	30	–
Amortization of stock-based compensation	371	903
Amortization of acquired technology	788	788
Amortization of warrants issued for services	18	24
Changes in assets and liabilities:
Accounts receivable	(2,584)	3,608
Prepaid expenses and other current assets	(344)	(106)
Other assets	4	176
Accounts payable	533	(334)
Accrued and other current liabilities	499	(3,563)
Deferred revenue	1,957	(637)
Long-term liabilities	(32)	9

Net cash provided by (used in) operating activities	(4,558)	1,225

Cash flows from investing activities:
Purchases of property and equipment	(815)	(573)
Purchases of short-term investments	(16,835)	(15,618)
Proceeds from sale of short-term investments	24,186	14,800

Net cash provided by (used in) investing activities	6,536	(1,391)

Cash flows from financing activities:
Payments on capital lease obligations	–	(74)
Repayments of employee notes receivable	–	534
Proceeds from issuance of common stock	1,146	928
Repurchases of common stock	–	(12)

Net cash provided by financing activities	1,146	1,376

Effect of change in exchange rates on cash and cash equivalents	210	(222)

Net increase in cash and cash equivalents	3,334	988
Cash and cash equivalents at beginning of period	20,434	20,655

Cash and cash equivalents at end of period	$23,768	$21,643

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$54	$407

Cash paid for interest	$15	$126

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 is unaudited)

Note 1.	BACKGROUND AND BASIS OF PRESENTATION

The Company

     Plumtree Software, Inc., (the “Company”) develops and distributes infrastructure software, maintenance and consulting, training and installation services that enable businesses to deploy corporate portals, information applications and Internet-based services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 12, 2004.

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

     The Company has not established vendor specific objective evidence of fair value (“VSOE”) for license sales and recognizes revenue from arrangements with multiple elements involving software licenses under the residual method as outlined in SOP 97-2, as amended by SOP 98-9 “Sofware Revenue Recognition with Respect to Certain Arrangements”. To the extent that a discount exists on any of the elements, the Company follows the residual method and attributes that discount entirely to the delivered elements.

     The Company recognizes revenue from arrangements involving the resale of third party software based on the criteria of gross versus net revenue reporting outlined in EITF 99-19.

     Service revenue consists of consulting, training and installation services that the Company provides to its customers. Revenue from such services is generally recognized as the service is performed. If services are included with a license agreement, and services are not essential to the functionality of the software, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.35%	2.29%	2.97%	2.52%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	80%	102%	80%	102%

     The fair value of rights under the Employee Stock Purchase Plan (“ESPP”) for the three months and six months ended June 30, 2004 and 2003 was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	2.12%	2.29%	1.79%	2.52%
Expected life of the option	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	85%	102%	85%	102%

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months ended June 30, 2004 and 2003 was $2.57 and $2.32 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended June 30, 2004 and 2003 was $1.41 and $1.35 per share, respectively. The weighted-average estimated fair value of stock options issued for the six months ended June 30, 2004 and 2003 was $1.41 and $2.30 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the six months ended June 30, 2004 and 2003 was $1.41 and $1.35 per share, respectively. The Company’s pro forma net loss and pro forma net loss per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(3,687)	$(1,071)	$(7,063)	$(542)
Add: Stock-based employee compensation expense included in net loss	134	312	371	903
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,506)	(2,412)	(3,341)	(4,653)

Pro forma net loss under SFAS 123	$(5,059)	$(3,171)	$(10,033)	$(4,292)

Net loss per common share – basic and diluted:
As reported under APB 25	$(0.12)	$(0.04)	$(0.22)	$(0.02)

Pro forma under SFAS 123	$(0.16)	$(0.10)	$(0.32)	$(0.14)

     Amortization of stock-based compensation expense is as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amortization of stock-based compensation included in cost of revenue	$31	$55	$84	$157
Amortization of stock-based compensation included in operating expenses:
Research and development	47	117	130	341
Sales and marketing	46	113	130	329
General and administrative	10	27	27	76

Total stock-based compensation included in operating expenses	103	257	287	746

Total stock-based compensation	$134	$312	$371	$903

Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

     The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

					As of
	Expected Maturity Date for the Year Ending December 31,				June 30, 2004
	2004	2005	2006	Total Cost Value	Total Fair Value
Taxable auction rate securities	$12,300	$1,000	$–	$13,300	$13,300
US Government agencies	1,011	10,900	8,500	20,411	20,219
Corporate notes	6,504	8,741	2,660	17,905	17,794

Total	$19,815	$20,641	$11,160	$51,616	$51,312

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

Intangible Assets

     In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001, subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $394,000 for each of the three months ended June 30, 2004 and 2003 and $788,000 for each of the six months ended June 30, 2004 and 2003. The Company expects the current net book value of intangible assets of $696,000 as of June 30, 2004 to be fully amortized as of December 31, 2004.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Commissions and bonus	$1,851	$1,808
Sales taxes	1,453	1,328
Vacation	1,656	1,559
Royalties	291	134
Third party software	331	787
ESPP	734	623
Other	6,269	5,845

	$12,585	$12,084

Litigation and Contingencies

     On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana (Civil Action No. 02-86-M-LBE). In its complaint, Datamize alleged that it is the owner of U.S. Patent Number 6,014,137 (“the ‘137 patent”), and that the Company infringed one or more claims of the ‘137 patent. Datamize was seeking, among other things, injunctive relief and unspecified damages. The Company moved the Court (“Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In early July 2003, the Court granted the Motion and entered judgment in favor of the Company on July 7, 2003 in accordance with that order.

     In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. The Company has filed a motion to recover its attorney’s fees. Datamize may appeal the Court’s entry of summary judgment of invalidity.

     In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the’040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. The Company anticipates that Datamize will counterclaim for infringement on these patents. The Company intends to vigorously defend against Datamize’s allegations of infringement and vigorously pursue its claim for declaratory relief.

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

     On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark registration for “Plumtree.” The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the dismissal. On December 18, 2003, Mr. Linssen commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to the Company’s trademark registration for “Plumtree Software”; this proceeding has been suspended pending disposition of the Company’s prior appeal.

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

     On June 17, 2004, the Commercial Court of the Canton of Zurich, Switzerland approved a global trademark settlement between the parties, directing, among other things, that Mr. Linssen’s trademark and associated applications and registrations be transferred to Plumtree. Pursuant to the settlement agreement, the parties are taking steps to record transfer of ownership of Mr. Linssen’s trademark to Plumtree and to terminate the various proceedings described above.

     In connection with the Company’s operating lease agreement for their corporate headquarters in San Francisco, California, the Company is contractually obligated to complete certain leasehold improvements during the lease term, which expires in 2006. The Company is currently unable to determine the Company’s potential liability related to this matter. Management does not believe that the outcome of this matter will have a material impact on the Company’s financial position, liquidity or results of operations.

     The results of the above issues and proceedings cannot be predicted with certainty and potential exposure is not estimable; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Cost of License Revenue

     The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and six months ended June 30, 2004 the Company incurred royalty expense of approximately $160,000 and $351,000, respectively, related to these arrangements. For the three months and six months ended June 30, 2003 the Company incurred royalty expense of approximately $251,000 and $629,000, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

     For the three months and six months ended June 30, 2004, the Company also included in cost of license revenue $232,000 and $445,000 related to two separate agreements with third party software providers in which the Company resold their software along with the Company’s software to the customer.

Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing net loss by the weighted average common shares outstanding adjusted for all potential dilutive common shares, which includes shares issuable upon the exercise of outstanding common stock options, warrants, and common stock subject to repurchase, using the treasury stock method. The Company excludes all potentially dilutive securities from its diluted net loss per share computation when the affect would be anti-dilutive.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(3,687)	$(1,071)	$(7,063)	$(542)
Basic and diluted:
Weighted average shares of common stock	31,886	30,485	31,688	30,132
Less: Weighted average shares subject to repurchase	(4)	(66)	(8)	(88)

Weighted average shares used in computing basic and diluted net loss per common share	31,882	30,419	31,680	30,044

Basic and diluted net loss per common share	$(0.12)	$(0.04)	$(0.22)	$(0.02)

     The weighted average exercise price of options to purchase common stock excluded from the diluted net loss calculation above was $4.27 for the three months ended June 30, 2004.

     The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options to purchase common stock	11,435	9,171	11,435	9,171
Common stock subject to repurchase	4	66	8	81
Employee stock purchase plan	264	214	264	214
Warrants	41	41	41	41

Weighted average potential shares of common stock excluded	11,744	9,492	11,748	9,507

Recent Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows. However, upon adoption, the Company may be required to present certain of its “available for sale” investments worth stated maturities greater than twelve months within long-term assets.

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

     The disaggregated information reviewed on a product basis by the CEO (our Chief Operating Decision Maker) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
License	$7,911	$7,691	$14,782	$16,142
Maintenance	6,093	5,603	11,972	11,059
Consulting, training and installation services	5,464	3,737	10,436	6,999

Total revenues	$19,468	$17,031	$37,190	$34,200

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
United States of America	$13,104	$14,068	$27,024	$27,430
Other	6,364	2,963	10,166	6,770

Total revenues	$19,468	$17,031	$37,190	$34,200

     For the three months and six months ended June 30, 2004 and 2003, no customer represented more than 10% of the Company’s total revenues. As of June 30, 2004 and 2003, no customer accounted for greater than 10% of accounts receivable.

Note 3.	Comprehensive Loss

     Comprehensive loss includes net loss, unrealized gains on available-for-sale securities and foreign currency translation adjustments.

     Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(3,687)	$(1,071)	$(7,063)	$(542)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustments	40	(100)	208	(221)
Change in accumulated unrealized gain (loss) on available-for-sale securities	(459)	2	(429)	82

Total comprehensive loss	$(4,106)	$(1,169)	$(7,284)	$(681)

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

     We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software maintenance, professional services and training revenue. For the three months ended June 30, 2004 and 2003, our total revenue was $19.5 million and $17.0 million, respectively, and our net loss was $(3.7) million and $(1.1) million, respectively. For the six months ended June 30, 2004 and 2003, our total revenue was $37.2 million and $34.2 million, respectively, and our net loss was $(7.1) million and $(542,000), respectively. The limited technology budgets of our potential corporate and government customers as well as increased competition have impacted our revenue and net income. During the past two years, we have experienced weakness in corporate technology spending, with many of our customers delaying new or expanded technology solution implementations.

     In addition to total revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Revenue by category (license, maintenance and professional services and training):

•	License. Our license revenue for the three months ended June 30, 2004 was $7.9 million, a 3% increase over the three months ended June 30, 2003, resulting primarily from increased international sales, primarily in Japan and the United Kingdom. Our license revenue for the six months ended June 30, 2004 was $14.8 million, an 8% decrease over the six months ended June 30, 2003, resulting primarily from customers delaying purchasing decisions.

•	Professional services and maintenance. We offer professional services to deploy, configure and customize the Plumtree Corporate Portal and other Plumtree products at customer sites, and to train alliance members, including technology vendors and systems integrators; provide maintenance and customer care through technical support and assigned account managers; and a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise. Revenue for maintenance and technical support for the three months and six months ended June 30, 2004 were $6.1 million and $12.0 million, respectively, representing an increase of $490,000 or 9% and $913,000 or 8% over the comparable periods in 2003, which results from an increase in maintenance revenue from new customers as well as from renewals of maintenance contracts by our installed base of customers.

Revenue attributable to professional services increased 49% during the three months and six months ended June 30, 2004 to $5.5 million and $10.4 million, respectively, as compared to $3.7 million and $7.0 million for the comparable periods in 2003. The increase in revenue is primarily related to increased headcount within the professional services department, increasing to 69 consultants at June 30, 2004 from 62 consultants at June 30, 2003 as the increased headcount was utilized on new and existing professional service contracts. We expect our maintenance, professional services and training revenue in general to increase during 2004, primarily due to increased maintenance revenue from both new customers as well as renewals from our installed customer base and increased demand for professional services.

•	Deferred revenue balances:

•	Our deferred revenue balance at June 30, 2004 was $21.0 million, of which approximately $1.3 million relates to deferred license revenue, approximately $18.7 million relates to deferred maintenance revenue and $1.0 million relates to deferred professional services and training revenue. During the six months ended June 30, 2004, our total deferred revenue balance increased $2.0 million over the balance at December 31, 2003. The increase in total deferred revenue from December 31, 2003 to June 30, 2004 is comprised of increases in deferred maintenance revenue and deferred license revenue offset by a decrease in deferred professional services and training revenue.

•	Deferred license revenue increased by $102,000 at June 30, 2004 to $1.3 million as compared to $1.2 million at December 31, 2003.

•	Deferred maintenance revenue increased $2.1 million during the six months ended June 30, 2004 as compared to the balance at December 31, 2003 primarily related to an increase in deferred maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers.

•	Deferred professional services and training revenue decreased $206,000 during the six months ended June 30, 2004 as compared to the balance at December 31, 2003 as fewer of our customers at June 30, 2004 prepaid for services and training as compared to December 31, 2003. During 2004 we expect our deferred revenue balances to remain consistent with the breakdown of deferred revenue continuing to shift from deferred license revenue into deferred maintenance revenue as more of our customers renew their maintenance contracts.

•	Number of license revenue transactions and breakdown of new customers versus repeat customers. During the three months ended June 30, 2004, we completed 78 license transactions, which includes 36 new customers or 46% of total license transactions and 42 repeat orders or 54% of total license transactions bringing our total number of customers licensed since inception to over 625. During the three months ended June 30, 2003, we completed 70 license transactions, which include 37 new customers or 53% of total license transactions and 33 repeat orders or 47% of total license transactions. During the six months ended June 30, 2004, we completed 143 license transactions, which includes 63 new customers or 44% of total license transactions and 80 repeat orders or 56% of total license transactions as compared to the six months ended June 30, 2003, in which we completed 142 license transactions, which include 67 new customers or 47% of total license transactions and 75 repeat orders or 53% of total license transactions.

•	Revenue by geographic region. We operate our business in 2 geographic regions: United States and International, which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”), and Canada. In the three months and six months ended June 30, 2004, 67% and 73% of our revenue was generated within the United States, respectively, with International revenue collectively accounting for 33% and 27% of our total revenue, respectively. Our United States and International operations have experienced many of the same economic trends set forth above.

•	Cash and cash equivalents and short-term investments:

•	At June 30, 2004, our cash, cash equivalents and short-term investments were $62.8 million, a decrease of $5.8 million from March 31, 2004. Historically, we have managed to increase our overall cash position or remain in a relatively cash neutral position on a quarterly basis. In recent quarters, we have made significant investments to improve sales force execution, expand our product line, make key management additions and improve our product support efforts. We expect that our primary utilization of cash in 2004 will

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

Software Revenue Recognition

     Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Acceptance: Our typical end user license agreement does not include customer acceptance provisions. If the arrangement specifies acceptance provisions, we defer the revenue until the earlier of written acceptance by the customer or the customer’s acceptance rights expire.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and is on standard payment terms. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct credit reviews for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

     We recognize revenue from arrangements involving the resale of third party software based on the criteria of gross versus net revenue reporting outlined in EITF 99-19.

Allowance for Doubtful Accounts

     We have provided an allowance for doubtful accounts of $690,000 as of June 30, 2004 for estimated losses resulting from the inability of our customers to make their required payments.

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

Assessing the Realizability of Capitalized Acquired Technology

     We capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At June 30, 2004, the unamortized costs related to the purchased software were approximately $696,000 and are included within other assets in the accompanying consolidated balance sheets.

Determination of Fair Value of Options Granted to Employees

     In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months ended June 30, 2004 and 2003 we recognized $134,000 and $312,000 of stock-based compensation expense, respectively. For the six months ended June 30, 2004 and 2003 we recognized $371,000 and $903,000 of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion

No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(3,687)	$(1,071)	$(7,063)	$(542)
Add: Stock-based employee compensation expense included in net loss	134	312	371	903
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,506)	(2,412)	(3,341)	(4,653)

Pro forma net loss under SFAS 123	$(5,059)	$(3,171)	$(10,033)	$(4,292)

Net loss per common share – basic and diluted:
As reported under APB 25	$(0.12)	$(0.04)	$(0.22)	$(0.02)

Pro forma under SFAS 123	$(0.16)	$(0.10)	$(0.32)	$(0.14)

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue

     Revenue increased to $19.5 million in the three months ended June 30, 2004 from $17.0 million in the three months ended June 30, 2003. Between these periods, license revenue increased 3% and services and maintenance revenue increased 24%.

     Licenses. License revenue increased to $7.9 million in the three months ended June 30, 2004 from $7.7 million in the three months ended June 30, 2003. The increase in license revenue for the three months ended June 30, 2004 over results for the comparable period in 2003 was due primarily to increased international sales, especially in Japan and the United Kingdom.

     Services and Maintenance. Services and maintenance revenue increased to $11.6 million in the three months ended June 30, 2004 from $9.3 million in the three months ended June 30, 2003, primarily due to increased headcount and increased utilization within our professional services organization and an increase in maintenance we provided to our new customers and maintenance renewals from our larger installed customer base. Services revenue increased to $5.5 million for the three months ended June 30, 2004 as compared to $3.7 million for the three months ended June 30, 2003 primarily due to increased headcount and an increased use of third party contractors in our professional services organization as a result of an increasing number of services contracts ongoing during the period. Maintenance revenue increased to $6.1 million in the three months ended June 30, 2004 from $5.6 million in the three months ended June 30, 2003.

Cost of Revenue

     Licenses. Our cost of licenses consists primarily of royalty expenses and fees paid to third-party technology vendors. Cost of licenses increased to $422,000 in the three months ended June 30, 2004 from $251,000 in the three months ended June 30, 2003 primarily related to two separate agreements with third party software providers in which we resold their software along with our software to the customer totaling $232,000 offset by decreased royalty expense.

     Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support organization and third-party consultants. Cost of services and maintenance increased to $4.6 million in the three months ended June 30, 2004 from $2.8 million in the three months ended June 30, 2003. This was attributable primarily to the increase in headcount in our professional services and technical support departments and increased use of third party consultants due to an increased number of service contracts. As of June 30, 2004, we had 69 professional services and technical support personnel as compared to 62 at June 30, 2003. We currently plan to increase hiring in these organizations and expect costs of services and maintenance to rise in future periods.

     Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended June 30, 2004 and 2003 was $31,000 and $55,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended June 30, 2004 and 2003 was $394,000 for both periods.

Operating Expenses

     Research and Development. Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers, primarily located internationally, on an independent contractor basis. Research and development expenses increased to $5.9 million in the three months ended June 30, 2004 from $5.3 million in the three months ended June 30, 2003, due primarily to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. As of June 30, 2004, we had 141 employees in research and development as compared to 114 employees as of June 30, 2003. We currently plan to increase hiring in this organization and expect costs to rise in 2004 as compared to the comparable period in 2003.

     Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses increased to $8.6 million in the three months ended June 30, 2004 from $7.4 million in the three months ended June 30, 2003. Sales expenses increased to $7.1 million in the three months ended June 30, 2004 from $6.4 million in the three months ended June 30, 2003, primarily as a result of increased headcount within our sales department and increased sales commissions. Sales commissions increased by $407,000 for the three months ended June 30, 2004 when compared to the corresponding period in 2003. Marketing expenses increased to $1.5 million in the three months ended June 30, 2004 from $1.0 million in the three months ended June 30, 2003 due to increased marketing efforts. As of June 30, 2004, we had 129 employees in sales and marketing as compared to 115 employees as of June 30, 2003. We currently plan to increase hiring in this organization and expect costs to rise in future periods.

     General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information technology and services costs and costs associated with being a publicly traded company. General and administrative expenses increased to $2.7 million in the three months ended June 30, 2004 as compared to $1.5 million for the three months ended June 30, 2003 primarily as a result of increased consultant and audit fees associated with the Sarbanes-Oxley Act compliance efforts as well as increased headcount and increased bad debt expense as a result of our increased gross accounts receivable balance. As of June 30, 2004, we had 30 general and administrative personnel as compared to 26 as of June 30, 2003. We expect this expense to increase in future periods as we incur additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act, recent changes to the Nasdaq listing rules and other related rules and regulations. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

     Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended June 30, 2004 and 2003 was $103,000 and $257,000, respectively.

     Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income (Loss), Net

     Other income (loss), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. Total other income, net decreased to $140,000 in the three months ended June 30, 2004 as compared to other income, net, of $211,000 in the three months ended June 30, 2003. The decrease was primarily the result of an increase in the loss on foreign currency transactions offset by increased interest income. The effect of foreign currency transactions was a loss of $101,000 for the three months ended June 30, 2004 as compared to a gain of $74,000 for the comparable period in 2003. Interest income, net, increased to $241,000 for the three months ended June 30, 2004 from $137,000 for the comparable period in 2003 primarily from an increased return on our short-term investments and the expiration of our capital lease obligations in the third quarter of 2003.

Provision for Income Taxes

     We recorded an income tax provision of $139,000 and $258,000 for the three months ended June 30, 2004 and 2003, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Six Months Ended June 30, 2004 and 2003

Revenue

     Revenue increased to $37.2 million in the six months ended June 30, 2004 from $34.2 million in the six months ended June 30, 2003. Between these periods, license revenue decreased 8% and services and maintenance revenue increased 24%.

     Licenses. License revenue decreased to $14.8 million in the six months ended June 30, 2004 from $16.1 million in the six months ended June 30, 2003. The decrease in license revenue for the six months ended June 30, 2004 over results for the comparable period in 2003 was due primarily to customers delaying purchasing decisions, offset by the addition of 63 new license customers during the six months ended June 30, 2004.

     Services and Maintenance. Services and maintenance revenue increased to $22.4 million in the six months ended June 30, 2004 from $18.1 million in the six months ended June 30, 2003, primarily due to increased headcount within our professional services organization and an increase in maintenance we provided to our new customers and maintenance renewals from our larger installed customer base. Services revenue increased to $10.4 million for the six months ended June 30, 2004 as compared to $7.0 million for the six months ended June 30, 2003 primarily due to increased headcount and an increased use of third party contractors in our professional services organization as a result of an increasing number of services contracts ongoing during the period. Maintenance revenue increased to $12.0 million in the six months ended June 30, 2004 from $11.1 million in the six months ended June 30, 2003.

Cost of Revenue

     Licenses. Cost of licenses increased to $850,000 in the six months ended June 30, 2004 from $628,000 in the six months ended June 30, 2003 primarily related to two agreements with third party software providers in which we resold their software to the customer totaling $445,000 during the six months ended June 30, 2004, offset by decreased royalty expense.

     Services and Maintenance. Cost of services and maintenance increased to $8.8 million in the six months ended June 30, 2004 from $5.0 million in the six months ended June 30, 2003. This was attributable primarily to the increase in headcount in our professional services and technical support departments and increased use of third party consultants due to an increased number of service contracts. We currently plan to increase hiring in these organizations and expect costs of services and maintenance to rise in future periods.

     Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services for the six months ended June 30, 2004 and 2003 was $84,000 and $156,000, respectively. Amortization of acquired technology related to cost of license revenue for the six months ended June 30, 2004 and 2003 was $788,000 for both periods.

Operating Expenses

     Research and Development. Research and development expenses increased to $11.4 million in the six months ended June 30, 2004 from $10.1 million in the six months ended June 30, 2003, due primarily to an increase in the number of our research and development staff resulting from our efforts to enhance our core portal product offering and to expand our product line. We currently plan to increase hiring in this organization and expect costs to rise in 2004 as compared to the comparable period in 2003.

     Sales and Marketing. Sales and marketing expenses increased to $16.6 million in the six months ended June 30, 2004 from $14.3 million in the six months ended June 30, 2003. Sales expenses increased to $13.9 million in the six months ended June 30, 2004 from $12.3 million in the six months ended June 30, 2003, primarily as a result of increased headcount and sales commissions for the first six months of 2004 as compared to the first six months of 2003. Sales commissions increased by $592,000 for the six months ended June 30, 2004 when compared to the corresponding period in 2003. Marketing expenses increased to $2.7 million in the six months ended June 30, 2004 from $2.0 million in the six months ended June 30, 2003 due to increased marketing efforts.

     General and Administrative. General and administrative expenses increased to $5.1 million in the six months ended June 30, 2004 as compared to $3.2 million for the six months ended June 30, 2003 primarily as a result of increased consultant and audit fees associated with the Sarbanes-Oxley Act as well as increased headcount.

     Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the six months ended June 30, 2004 and 2003 was $287,000 and $746,000, respectively.

Other Income (Loss), Net

     Total other income, net decreased to $289,000 in the six months ended June 30, 2004 as compared to other income, net, of $537,000 in the six months ended June 30, 2003. The decrease was primarily the result of an increase in the loss on foreign currency transactions offset by increased interest income, net of interest expense. Interest income, net, increased to $516,000 for the six months ended June 30, 2004 from $348,000 for the comparable period in 2003 primarily from a decrease in interest expense related to our capital lease liability which was repaid in full during 2003 and increased return on our investments. The effect of foreign currency transactions was a loss of $236,000 for the six months ended June 30, 2004 as compared to a gain of $189,000 for the comparable period in 2003.

Provision for Income Taxes

     We recorded an income tax provision of $301,000 and $376,000 for the six months ended June 30, 2004 and 2003, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

     As of June 30, 2004, we had $62.8 million of cash and cash equivalents and short-term investments and $49.4 million in working capital.

     Our net cash provided by (used in) operating activities decreased to $(4.6 million) for the six months ended June 30, 2004, from $1.2 million for the six months ended June 30, 2003. The decrease is primarily attributable to the $6.5 million increase in net loss for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, offset by increases in our deferred revenue and decreases in accounts receivable.

     Capital expenditures were $815,000 and $573,000 for the six months ended June 30, 2004 and 2003, respectively. Our capital expenditures in the first six months of 2004 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

     We have a $3.1 million revolving line of credit with Silicon Valley Bank with a maturity date of August 2004. We expect to extend the maturity date on this facility prior to its expiration. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the loans is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of June 30, 2004, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. We are also required to maintain a minimum cash balance with Silicon Valley Bank in the United States bank accounts. Due to the timing of transferring funds from certain foreign subsidiary accounts, we were not in compliance with the minimum cash balance requirement as of June 30, 2004. However, we received a waiver from the bank on such requirement through September 30, 2004. Upon maturity of the revolving line of credit in August 2004, we expect to renegotiate covenants under the agreement.

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

Recent Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows. However, upon adoption, the Company may be required to present certain of its “available for sale” investments worth stated maturities greater than twelve months within long-term assets.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

Our efforts to establish and maintain the Enterprise Web Suite and related products as an enterprise-wide platform may fail and, as a result, our revenue may decrease and our ability to compete successfully may be impaired.

     We have expended, and plan to continue to expend, significant resources to establish our Enterprise Web Suite as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for building new applications. To succeed, we must develop and market both enhancements to our Plumtree Corporate Portal and new products and services that expand its functionality. Plumtree Collaboration Server, Plumtree Studio Server and Content Server are our most significant new product developments since the initial introduction of the Plumtree Corporate Portal. These and other new products and subsequent major version releases of our products may not achieve widespread market acceptance.

     Even if we are successful in establishing our products as an enterprise-wide platform, we face, among others, the following risks:

•	We will likely face new and in many cases larger competitors, and some of our current system integrators and technology partners with whom we work closely may come to view our new products and services as competitive with their own products and services.

•	Our Enterprise Web Suite is designed to be open and integrate existing data and processes from enterprise’s systems. To remain competitive, we must increase the number of systems and applications that can be integrated into and built with our portal platform as Web services. These activities have strained and will increasingly strain our development and support infrastructure and may require us to add significant additional personnel.

•	The industry may develop and adopt technology standards different from the standards presently incorporated in our products resulting in our products becoming less competitive.

We have a relatively short operating history, which limits your ability to evaluate our business and operating results and may increase the risk of your investment.

     Our relatively short operating history makes the evaluation of our business operations and our prospects difficult. We were founded in 1996 and began offering version 1.0 of our corporate portal product in March 1998. The latest version of our portal product, version 5.0, was released in June 2003, and we are currently developing a Java version of many of our products, which are currently being beta tested and expected to be generally available shortly. These versions of our software may not succeed. We have derived a vast majority of our revenue from licensing our Enterprise Web Suite and related products and services. You should consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include:

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

     Other than brief profitability in 2002, we incurred substantial net losses in each year since inception in 1996. For the year ended December 31, 2003 and the six months ended June 30, 2004, we had a net loss of $1.5 million and $7.1 million, respectively. As of June 30, 2004, we had an accumulated deficit of approximately $48.0 million.

     Given the increase of our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we are likely to incur losses and negative cash flows. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to achieve or sustain operating profitability on a consistent basis, if at all. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably or control negative cash flows on a quarterly or annual basis could harm our business and the value of our common stock.

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

     We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the management and expansion of our operations within the United States and internationally;

•	increase in the amount of third party products and services that we use in our products or resell with royalties attached;

•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter; and

•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

     The market for our software is newly emerging and additional customers may not adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depend principally on our ability to:

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

     We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended June 30, 2004, our top 10 customers accounted for approximately 29% of our total revenue. Our operating results and stock price would be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

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

     We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets (formerly known as “gadget web services”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We also resell third party products and services that offer complementary functionality to the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in June 2003 we released version 5.0 of our portal product and later this year we expect to have generally available version 5.0J for Java platforms. If new and future versions and updates of our products and services, including our new versions or updates to our Plumtree Corporate Portal and our Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

     As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last six to nine months or longer and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. Actions being taken to improve our sales execution could also result in a lengthening of our sales cycle.

Actions being taken to improve our sales focus and shorten our sales cycle, may not be effective and the expected benefits may not be realized when expected or at all.

     To improve our sales focus and shorten our sales cycle, we have, among other things, recently reorganized our sales force; focused training efforts for some sales personnel around selling our products into specific industries such as pharmaceuticals and consumer retail; taken action to improve our customer lead generation; and hired a new Chief Operating Officer, Vice President of World Wide Sales and several other sales managers who are implementing changes in our sales methodology. While these initiatives are intended to improve our sales focus and reduce our typical sales cycle, we may fail in the long term. The new additions to management may not be as effective as anticipated. The implementation of new sales methodologies and the retraining process involved in developing industry focused sales teams may result in longer sales cycles during the period of transition.

Our efforts to develop in conjunction with our customers and third parties service-oriented Web applications may fail, and we may not receive the anticipated benefits from our efforts on a timely basis or at all.

     We recently launched our Enterprise Web Applications program for third parties and customers, Plumtree Application Incubator. Examples of existing third party and customer enterprise Web applications, designed to take advantage of our open architecture and enterprise-wide environment, include an executive dashboard allowing executives to survey enterprise-wide performance indicators; an application allowing courts to access the video, audio, and documentary evidence related to a case; an application allowing insurance agents to interact with customer account and policy information from multiple systems; a Sarbanes-Oxley application allowing finance departments to monitor and manage corporate governance processes. We plan to invest significant time and money into this program, which may not succeed. Related risks include:

•	We may not attract a sufficient number of application developers to justify the time and expense expended as these service-oriented applications may not result in significantly greater sales of our core products, such as the Plumtree Corporate Portal, or new Plumtree customers.

•	These application developers may develop service applications that may be integrated into a competitor’s products or otherwise offer products and services that are competitive to ours or may have relationships with our competitors.

•	To support Enterprise Web Applications we must, among other things, continuously and successfully re-architect our products, develop and maintain a standard for embedding entire Web applications into our product framework and develop and maintain new integration points for various functions such as storage. These activities have strained and will increasingly strain our development and support infrastructure and may require us to add significant additional personnel.

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

     We sell our products primarily through our direct sales force and, although we are seeking to expand our indirect sales channels, we expect to continue to rely on direct sales in the immediate future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting and retaining qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of six to nine months or more before newly-hired direct sales people become productive and can generate revenue. In addition to recently hiring a new Chief Operating Officer and Vice President of World Wide Sales, we added a number of new sales executives. We are also reorganizing elements of our sales force around sales targeted towards specific industries such as pharmaceutical and consumer retail. These management changes and reorganization efforts have resulted in and in the near-term are expected to continue to result in attrition in our sales force. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

     We have relationships with a number of systems integrators and resellers, such as Exceptional Software, HandySoft, Bantu, Logicon, Booz Allen, Computer Sciences Corporation, Lexis Nexis, Lockheed Martin, Project Performance Corporation, SAIC and SRA International. Our relationships with these parties who market, sell and deploy our products have been a key factor in our overall business strategy. We are currently seeking to expand our indirect sales channels and recently hired a new head of channel sales. Our efforts to expand our relationships with integrators and resellers may not succeed and these relationships involve a number of risks, including:

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

     Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including version 5.0 of our portal product (released in June 2003), and upcoming portal product version releases (such as 5.0J based on Java) and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to build or deploy our products, has contained, and may in the future contain, defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may not be paid for work performed subject to acceptance rights or fixed price bidding, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to warranty and product liability claims by our customers.

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

     Some of our customers, such as Defense Commissary Agency, Electric Power Research Institute, Fleishman Hillard, GE ERC, OMSNIC, Technology Information and Education Systems (TIES), J.M. Smucker, KOS Pharmaceuticals, Novartis, National Academy of Science, National Association of Realtors, Office of Secretary of Defense, Kingston Communications, , Toro, UK Medical Research Council and others are currently in a pre-deployment or preliminary stage of implementing our products and may encounter delays or other problems in introducing them. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our products.

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

     We are highly dependent on certain members of our management staff, including, without limitation, our Chief Executive Officer, John Kunze, our Chief Operating Officer, Paul Ciandrini, hired in March of 2004, and our Vice President of Engineering, Eric Zocher. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our sales & marketing, management and engineering teams. The loss of one or more of these officers, sales or marketing managers, or key engineers may impede the achievement of our business objectives. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. Recent additions to the management team and reorganization in sales and operations have resulted and may continue to result in increased employee attrition. In addition, since a number of our long-standing employees have most of their stock options vested, their economic incentive to remain in our employ may be diminished.

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

     The planned conduct of our operations, coupled with planned increases and reallocations in headcount, will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We recently experienced several departures in our general and administrative organizations, both in the U.S. and internationally. Although we have replaced a number of these individuals this turnover may strain our organization as these individuals will require time to become more efficient in their job capacities.

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

     We have invested substantial capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 27% and 20% of our total revenue during the six months ended June 30, 2004 and 2003, respectively. If we are unable to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow our overall growth and impair operating margins.

     We have committed substantial resources to modify our products for selected international markets, including France, Germany, South Korea, Italy, Spain, Brazil, Portugal, Sweden, China, the Netherlands and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. We are also investing resources in attracting and developing more distributors and resellers in local markets. However, even if we successfully expand our international operations and successfully modify our products, we may be unable to maintain or increase international market demand for our products.

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

     We have historically structured our operations so that certain international license contracts between certain foreign customers and our Swiss subsidiary, Plumtree Software GmbH, are not subject to tax at source. There is a risk that local jurisdictions may challenge the characterization of these transactions. In the event these transactions are challenged by local tax authorities, the review process would divert management attention and resources and we may incur substantial costs. If we fail to comply with complex and changing tax requirements some tax authorities may seek to collect applicable taxes from our customers and we may in turn become subject to claims by our customers seeking reimbursement for any tax assessed. We have recently changed our method of licensing in international markets, choosing to license our products through Plumtree Software, Inc. (Delaware). We may incur substantial advisory fees and other costs associated with this transition. In addition some tax and accounting consequences resulting from the change in our international contracting structure are uncertain and may result in future costs or charges.

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

     We believe that proprietary rights are important to our business. We have no issued patents. We have thirteen non-provisional patent applications pending with the U.S. Patent and Trademark Office, one international patent application pending with the World Intellectual Property Organization, four patent applications pending in the European Patent Office, and one patent application pending in the Japan Patent Office. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

     As described in Note 1 to our financial statements and elsewhere in this report, we are involved in a trademark dispute, which we recently agreed to settle, primarily to protect the value of our Plumtree trademarks in Europe.

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

     As described in Note 1 to our consolidated financial statements and elsewhere in this report, we are currently involved in a patent suit where the plaintiff, Datamize, has alleged we were infringing one of its patents. The court in this matter recently granted our motion on summary judgment, holding that the patent which was the subject of the litigation was invalid. However, Datamize may appeal entry of summary judgment of invalidity. Also, based on prior communications, we believe that Datamize might bring an action alleging infringement of two other patents issued to Datamize. We have filed an action for a declaratory judgment seeking a determination that we are not infringing these other patents. We intend to vigorously defend against Datamize’s allegations of infringement and vigorously pursue its claim for declaratory relief.

     During 2004, our defense costs related to this litigation have increased substantially, and may continue to increase based on related events. The tactical direction and pace of litigation, especially in complex patent matters, are inherently difficult to predict. Therefore our legal costs may fluctuate substantially with little notice which could affect our financial results.

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

     The market for our products is intensely competitive and highly fragmented, characterized by rapid technological change, evolving industry standards, changes in customer needs, and new product introductions and improvements. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, Vignette acquired Epicentric, Inc. in December 2002; Open Text Corporation acquired Corechange, Inc. in February 2003; WebMethods acquired certain assets of Data Channel in October 2003; and Vignette acquired Intraspect in December 2003. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase a portal solution as part of a broader software and services package. If we cannot compete successfully against current and future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

Downturns in the software market may decrease our revenue and margins.

     The market for our products is affected by economic conditions of the broader software market. Downturns in the economy may cause businesses and governments to delay or cancel corporate portal projects, reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, fail to or defer the budget for the purchase of our products or cease operations. This, in turn, may lead to longer sales cycles, delays or failures in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has been limited in most of the past 36 months, and many of our customers and potential customers have experienced volatile declines in their revenues and operations. We believe that, in light of these events, some businesses and governments may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals or to sustain annual or quarterly profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2004, we had cash, cash equivalents and short-term investments totaling $62.8 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

     For the three months and six months ended June 30, 2004, we earned approximately 33% and 27% of our revenue from international markets, most of which are denominated in various foreign currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe, based on an evaluation performed under the supervision and with the participation of management, including our CEO and CFO, that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure the information required to be disclosed by Plumtree in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no material changes in our internal controls over financial reporting that occurred during the period covered by the quarterly report which materially affected, or would be reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana (Civil Action No. 02-86-M-LBE). In its complaint, Datamize alleged that it is the owner of U.S. Patent Number 6,014,137 (“the ‘137 patent”), and that the Company infringed one or more claims of the ‘137 patent. Datamize was seeking, among other things, injunctive relief and unspecified damages. The Company moved the Court (“Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In early July 2003, the Court granted the Motion and entered judgment in favor of the Company on July 7, 2003 in accordance with that order.

     In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. Datamize was seeking, among other things, injunctive relief and unspecified damages. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. The Company has filed a motion to recover its attorney’s fees. Datamize may appeal the Court’s entry of summary judgment of invalidity.

     In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the’040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. The Company anticipates that Datamize will counterclaim for infringement on these patents. The Company intends to vigorously defend against Datamize’s allegations of infringement and vigorously pursue its claim for declaratory relief.

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

     On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark registration for “Plumtree.” The Swiss Patent Office has dismissed the proceeding; however, the Company has appealed the dismissal. On December 18, 2003, Mr. Linssen commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to the Company’s trademark registration for “Plumtree Software”; this proceeding has been suspended pending disposition of the Company’s prior appeal.

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

     On June 17, 2004, the Commercial Court of the Canton of Zurich, Switzerland approved a global trademark settlement between the parties, directing, among other things, that Mr. Linssen’s trademark and associated applications and registrations be transferred to Plumtree. Pursuant to the settlement agreement, the parties are taking steps to record transfer of ownership of Mr. Linssen’s trademark to Plumtree and to terminate the various proceedings described above.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Plumtree Software, Inc. was held at 8:00 a.m. Pacific Standard Time, on May 20, 2004 at the Omni San Francisco Hotel’s Nob Hill Room located at 500 California Street, San Francisco, California 94104.
Two proposals presented were at the meeting:

1.	To elect three (3) Class I directors for a term of three years.

2.	To ratify the appointment of KPMG LLP as the Company’s independent accountants for the 2004 fiscal year.

(b) Each of John Dillon, Rupen Dolasia and David Pratt was elected as a Class I director for a term of three years and received the number of votes set forth below:

Name	For	Withheld
John Dillon Rupen Dolasia David Pratt	25,510,844 25,510,944 25,525,519	454,840 454,740 440,165

The term of office of John Kunze, James Richardson and Bernard Whitney as directors continued after the meeting.

(c) The appointment of KPMG LLP as the Company’s independent accountants for the 2004 fiscal year was ratified by the votes set forth below:

For	Against	Abstained
25,954,229	6,365	5,090

ITEM 5. OTHER INFORMATION

     Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Several officers have conducted trades during the fiscal quarter ended June 30, 2004 pursuant to previously adopted Rule 10b5-1 trading plans.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4.1	Specimen common stock certificate (1)
4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)
4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees (1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)
10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)
10.5*	2002 Director Option Plan, and form of agreements thereunder (1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.9*	Offer letter between the Registrant and John H. Kunze (1)
10.10*	Offer letter between the Registrant and Eric Borrmann (1)
10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C. (2)
10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C. (2)
10.15*	Offer letter between Registrant and Eric Zocher (2)
10.16*	2004 Bonus Plan (3)
10.17*	2004 Outside Director Stock in Lieu of Fees Plan (3)
10.18*	Employment Agreement between the Registrant and Paul Ciandrini
10.19*	Employment Agreement between the Registrant and Ira Pollack
10.20*	Offer Letter between the Registrant and Adriana Chiocchi
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

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

PLUMTREE SOFTWARE, INC.
(Registrant)

Dated: August 6, 2004	/s/ John H. Kunze
John H. Kunze
President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: August 6, 2004	/s/ Eric Borrmann
Eric Borrmann
Chief Financial Officer (Principal Financial Officer)