Form 10-Q
period 2004-09-30
PLUMTREE SOFTWARE INC
filed 2004-11-05
CIK 1035656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2004 was 32,751,364 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

September 30, 2004

INDEX

Page
Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
a. Condensed Consolidated Balance Sheets — September 30, 2004 and December 31, 2003	3
b. Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2004 and September 30, 2003	4
c. Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2004 and September 30, 2003	5
d. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	44
Certifications
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$22,127	$20,434
Short-term investments	39,261	47,255
Accounts receivable (net of allowance for doubtful accounts of $840 and $522, respectively)	21,621	17,171
Prepaid expenses and other current assets	3,551	2,079

Total current assets	86,560	86,939
Property and equipment, net	1,999	1,798
Other assets	773	2,025

Total assets	$89,332	$90,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,991	$1,312
Accrued liabilities	15,268	12,084
Current portion of deferred revenue	19,152	18,366

Total current liabilities	36,411	31,762
Deferred revenue less current portion	1,824	661
Deferred rent	395	448

Total liabilities	38,630	32,871
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: Authorized - 100,000 shares Outstanding - 32,699 and 31,141 shares, respectively	33	31
Additional paid-in capital	101,912	99,747
Deferred stock-based compensation	(273)	(868)
Accumulated comprehensive loss	(278)	(92)
Accumulated deficit	(50,692)	(40,927)

Total stockholders’ equity	50,702	57,891

Total liabilities and stockholders’ equity	$89,332	$90,762

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue:
Licenses	$10,572	$9,064	$25,354	$25,206
Services and maintenance	11,912	9,416	34,321	27,474

Total revenue	22,484	18,480	59,675	52,680
Cost of revenue:
Licenses	230	259	1,080	887
Services and maintenance	4,876	2,903	13,632	7,893
Amortization of stock-based compensation and acquired technology	408	416	1,280	1,361

Total cost of revenue	5,514	3,578	15,992	10,141

Gross margin	16,970	14,902	43,683	42,539
Operating expenses:
Research and development	6,668	5,293	18,063	15,384
Sales and marketing	10,112	8,136	26,747	22,469
General and administrative	2,806	1,660	7,945	4,830
Restructuring charges	—	475	307	475
Amortization of stock-based compensation	48	107	335	853

Total operating expenses	19,634	15,671	53,397	44,011

Loss from operations	(2,664)	(769)	(9,714)	(1,472)
Interest income, net	272	269	789	592
Other income (expense), net	(136)	364	(364)	578

Loss before income taxes	(2,528)	(136)	(9,289)	(302)
Provision for income taxes	175	237	476	613

Net loss	$(2,703)	$(373)	$(9,765)	$(915)

Basic and diluted net loss per common share:	$(0.08)	$(0.01)	$(0.31)	$(0.03)

Shares used to compute basic and diluted net loss per common share:	32,492	30,962	31,951	30,452

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,765)	$(915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	318	(155)
Amortization of premium on short-term investments	660	472
Depreciation and amortization	983	1,328
Gain on sale of investment	—	(475)
Issuance of stock options granted to non-employees	30	—
Amortization of stock-based compensation	433	1,032
Amortization of acquired technology	1,183	1,182
Amortization of warrants issued for services	28	33
Changes in assets and liabilities:
Accounts receivable	(4,768)	895
Prepaid expenses and other current assets	(1,500)	(724)
Other assets	69	296
Accounts payable	679	(546)
Accrued liabilities	3,184	(2,288)
Deferred revenue	1,949	332
Deferred rent	(53)	8

Net cash provided by (used in) operating activities	(6,570)	475

Cash flows from investing activities:
Purchases of property and equipment	(1,184)	(671)
Proceeds from sale of investment	—	475
Purchases of short-term investments	(28,554)	(27,768)
Proceeds from sale of short-term investments	35,585	24,259

Net cash provided by (used in) investing activities	5,847	(3,705)

Cash flows from financing activities:
Payments on capital lease obligations	—	(74)
Repayments of employee notes receivable	—	639
Proceeds from issuance of common stock	2,299	1,770
Repurchases of common stock	—	(12)

Net cash provided by financing activities	2,299	2,323

Effect of change in exchange rates on cash and cash equivalents	117	(125)

Net increase (decrease) in cash and cash equivalents	1,693	(1,032)
Cash and cash equivalents at beginning of period	20,434	20,655

Cash and cash equivalents at end of period	$22,127	$19,623

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$79	$551

Cash paid for interest	$15	$149

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(information as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 is unaudited)

Note 1. BACKGROUND AND BASIS OF PRESENTATION

The Company

     Plumtree Software, Inc., (the “Company”) develops and distributes infrastructure software, maintenance and consulting, training and installation services that enable businesses to deploy corporate portals, information applications and Internet-based services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 12, 2004.

     The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year ending December 31, 2004.

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

     The Company has not established vendor specific objective evidence of fair value (“VSOE”) for license sales and recognizes revenue from arrangements with multiple elements involving software licenses under the residual method as outlined in SOP 97-2, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Arrangements”. To the extent that a discount exists on any of the elements, the Company follows the residual method and attributes that discount entirely to the delivered elements.

     The Company recognizes revenue from arrangements involving the resale of third party software based on the criteria of gross versus net revenue reporting outlined in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

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

Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value of the stock on the date of grant. The Company has determined pro forma information regarding net loss and net loss per common share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.31%	2.61%	2.94%	2.53%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	71%	80%	71%	95%

     The fair value of rights under the Employee Stock Purchase Plan (“ESPP”) for the three months and nine months ended September 30, 2004 and 2003 was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	1.34%	1.24%	1.34%	1.16%
Expected life of the option	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	52%	80%	52%	95%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months ended September 30, 2004 and 2003 was $1.74 and $2.43 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended September 30, 2004 and 2003 was $1.33 and $1.51 per share, respectively. The weighted-average estimated fair value of stock options issued for the nine months ended September 30, 2004 and 2003 was $2.20 and $2.31 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the nine months ended September 30, 2004 and 2003 was $1.33 and $1.51 per share, respectively. The Company’s pro forma net loss and pro forma net loss per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,703)	$(373)	$(9,765)	$(915)
Add: Stock-based employee compensation expense included in net loss	62	129	433	1,032
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,654)	(1,083)	(4,995)	(5,738)

Pro forma net loss under SFAS 123	$(4,295)	$(1,327)	$(14,327)	$(5,621)

Net loss per common share - basic and diluted:
As reported under APB 25	$(0.08)	$(0.01)	$(0.31)	$(0.03)

Pro forma under SFAS 123	$(0.13)	$(0.04)	$(0.45)	$(0.18)

     Amortization of stock-based compensation expense is as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amortization of stock-based compensation included in cost of revenue	$14	$22	$98	$179
Amortization of stock-based compensation included in operating expenses:
Research and development	22	47	151	389
Sales and marketing	21	49	151	377
General and administrative	5	11	33	87

Total stock-based compensation included in operating expenses	48	107	335	853

Total stock-based compensation	$62	$129	$433	$1,032

Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

     The following is a chart of the principal amounts of short-term investments and cash equivalents by expected maturity (in thousands):

					As of
	Expected Maturity Date for the Year Ending December 31,				September 30, 2004
	2004	2005	2006	Total Cost Value	Total Fair Value
Taxable auction rate securities	$8,450	$1,000	$—	$9,450	$9,450
US Government agencies	1,005	11,908	10,000	22,913	22,789
Corporate notes	1,910	9,989	3,626	15,525	15,472

Total	$11,365	$22,897	$13,626	$47,888	$47,711

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

Intangible Assets

     In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001, subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $394,000 for each of the three months ended September 30, 2004 and 2003 and $1,182,000 for each of the nine months ended September 30, 2004 and 2003. The Company expects the current net book value of intangible assets of $302,000 as of September 30, 2004 to be fully amortized as of December 31, 2004.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Commissions and bonus	$3,319	$1,808
Sales taxes	1,350	1,328
Vacation	1,600	1,559
Professional services	2,172	1,463
Royalties	85	134
Third party software	910	787
ESPP	293	623
Other	5,539	4,382

	$15,268	$12,084

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

     In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. The Company has filed a motion to recover its attorney’s fees. Datamize has appealed the Court’s entry of summary judgment of invalidity to the Federal Circuit, which appeal will likely be heard during the first half of 2005.

     In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the’040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Company intends to vigorously pursue its claim for declaratory relief.

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

     On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark registration for “Plumtree.” On December 18, 2003, Mr. Linssen commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to the Company’s trademark registration for “Plumtree Software”.

     On May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration.

     The Company and Mr. Linssen each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications.

     On June 17, 2004, the Commercial Court of the Canton of Zurich, Switzerland approved a global trademark settlement between the parties, directing, among other things, that Mr. Linssen’s trademark and associated applications and registrations be transferred to Plumtree. Pursuant to the settlement agreement, the parties have taken steps to record transfer of ownership of Mr. Linssen’s trademark to Plumtree and to terminate the various proceedings described above.

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

Cost of License Revenue

     The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and nine months ended September 30, 2004 the Company incurred royalty expense of approximately $194,000 and $545,000, respectively, related to these arrangements. For the three months and nine months ended September 30, 2003 the Company incurred royalty expense of approximately $259,000 and $887,000, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

     For the nine months ended September 30, 2004, the Company also included in cost of license revenue $445,000 related to two separate agreements with third party software providers in which the Company resold their software along with the Company’s software to the customer.

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(2,703)	$(373)	$(9,765)	$(915)
Basic and diluted:
Weighted average shares of common stock	32,492	31,002	31,956	30,524
Less: Weighted average shares subject to repurchase	—	(40)	(5)	(72)

Weighted average shares used in computing basic and diluted net loss per common share	32,492	30,962	31,951	30,452

Basic and diluted net loss per common share	$(0.08)	$(0.01)	$(0.31)	$(0.03)

     The weighted average exercise price of options to purchase common stock excluded from the diluted net loss calculation above was $4.13 as of September 30, 2004.

     The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options to purchase common stock	11,511	8,769	11,511	8,769
Common stock subject to repurchase	—	40	5	72
Employee stock purchase plan	108	90	108	90
Warrants	41	41	41	41

Weighted average potential shares of common stock excluded	11,660	8,940	11,665	11,660

Recent Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows. However, upon adoption, the Company may be required to present certain of its “available for sale” investments with stated maturities greater than twelve months within long-term assets. The effective date for the measurement and recognition guidance contained in paragraphs 10 — 20 of Issue 03-1 has been delayed by FASB until all deliberation has been completed.

Reclassifications

     Certain prior year amounts for deferred revenues have been reclassified to conform with the current period presentation.

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

     The disaggregated information reviewed on a product basis by the CEO (our Chief Operating Decision Maker) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
License	$10,572	$9,064	$25,354	$25,206
Maintenance	6,382	5,681	18,355	16,740
Consulting, training and installation services	5,530	3,735	15,966	10,734

Total revenues	$22,484	$18,480	$59,675	$52,680

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
United States of America	$16,178	$15,202	$43,203	$42,632
Other	6,306	3,278	16,472	10,048

Total revenues	$22,484	$18,480	$59,675	$52,680

     For the three months ended September 30, 2004, one customer accounted for 14.5% of the company’s revenue and two customers accounted for 18.6% and 11.3% of accounts receivable as of September 30, 2004. For the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, no customer represented more than 10% of the Company’s total revenues.

Note 3. Comprehensive Loss

     Comprehensive loss includes net loss, unrealized gains on available-for-sale securities and foreign currency translation adjustments.

     Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(2,703)	$(373)	$(9,765)	$(915)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustments	(92)	97	116	(124)
Change in accumulated unrealized gain (loss) on available-for-sale securities	127	(103)	(302)	(20)

Total comprehensive loss	$(2,668)	$(379)	$(9,951)	$(1,059)

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

     We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software maintenance, professional services and training revenue. For the three months ended September 30, 2004 and 2003, our total revenue was $22.5 million and $18.5 million, respectively, while our net loss was $(2.7) million and $(373,000), respectively. For the nine months ended September 30, 2004 and 2003, our total revenue was $59.7 and $52.7 million, respectively, while our net loss was $(9.8) million and $(915,000), respectively. During the past two years, we have experienced weaknesses in corporate technology spending, with many customers delaying new or expanded technology solution implementations. Although technology budgets and spending by our target commercial customers have been recently limited, we experienced a strong quarter with respect to public sector sales in the third quarter of 2004 and benefited from positive contributions from new management personnel added over the past few quarters. We also attribute our recent revenue growth to the early adoption of the newly released Java and ..Net version of our product. In this regard, during the third quarter the Company recorded three arrangements of greater than $1 million on the .NET or the newly released Java portal product suite.

     Our strategy centers on Integrated Activity Management (“IAM”), which is a new category of composite applications that integrates systems, people, and processes and we continue to introduce a number of new products, including Content Server 6.0 and Collaboration Server 4.0. Content Server 6.0 includes features, as well as desktop integration and portlet templates to allow users to create and publish content and populate applications while Collaboration Server 4.0 offers integration with desktop and personal productivity tools to foster collaborative environments. Collaboration Server 4.0 is already being shipped to customers while Content 6.0 is expected to be available later in 2004.

     In addition to total revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Revenue by category (license, maintenance and professional services and training):

•	License. Our license revenue for the three months ended September 30, 2004 was $10.6 million, a 17% increase over the three months ended September 30, 2003, resulting primarily from increased public sector sales, with three arrangements greater than $1 million each. Our license revenue for the nine months ended September 30, 2004 was $25.4 million, a 1% increase over the nine months ended September 30, 2003. This increase was a result of a strong third quarter with respect to public sector sales, offset by decreased technology budgets and spending by our target commercial customers.

•	Maintenance, professional services and training. We offer professional services to deploy, configure and customize the Plumtree Corporate Portal and other Plumtree products at customer sites, and to train alliance members, including technology vendors and systems integrators; provide maintenance and customer care through technical support and assigned account managers; and a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise. Revenue for maintenance and technical support for the three months and nine months ended September 30, 2004 were $6.4 million and $18.4 million, respectively, representing an increase of $701,000 or 12% and $1.6 million or 10% over the comparable periods in 2003, were primarily attributable to an increase in maintenance revenue from new customers as well as from renewals of maintenance contracts by our installed base of customers.

Revenue attributable to professional services increased 48% and 49% during the three months and nine months ended September 30, 2004 to $5.5 million and $16.0 million, respectively, as compared to $3.7 million and $10.7 million for the comparable periods in 2003. The increase in revenue is primarily related to increase in the demand for training as well as increased activity for domestic and international implementation services related to the release of our 5.0 product and general increase in our install base. As a result, headcount within the professional services department, increased to 70 consultants at September 30, 2004 from 51 consultants at September 30, 2003 and we increased the use of outside subcontractors. We expect our maintenance, professional services and training revenue in general to increase during 2004, as existing customers continue to renew maintenance agreements, new customers purchase maintenance, and the demand for professional services increases.

•	Deferred revenue balances:

•	Our total deferred revenue balance at September 30, 2004 was $21.0 million, of which approximately $1.0 million relates to deferred license revenue, approximately $18.8 million relates to deferred maintenance revenue and $1.2 million relates to deferred professional services and training revenue. During the nine months ended September 30, 2004, our total deferred revenue balance increased $2.0 million over the balance at December 31, 2003. The increase in total deferred revenue from December 31, 2003 to September 30, 2004 is comprised of increases in deferred maintenance revenue offset by a decrease in deferred license professional services and training revenue. In general, we enter into maintenance contracts with customers that span a 12-month period and are renewable on an annual basis. As a result of increased maintenance contracts that span over multiple terms, we have classified $1.8 million and $661,000 as long-term deferred revenue as of September 30, 2004 and December 31, 2003, respectively.

•	Deferred license revenue decreased by $200,000 at September 30, 2004 to $1.0 million as compared to $1.2 million at December 31, 2003.

•	Deferred maintenance revenue increased $2.2 million during the nine months ended September 30, 2004 as compared to the balance at December 31, 2003 primarily relating to new customers as well as renewals of maintenance contracts by our installed base of customers. This increase consisted of an increase of $1.0 million in short-term deferred maintenance and an increase of $1.2 million in long-term deferred maintenance.

•	Deferred professional services and training revenue decreased $75,000 during the nine months ended September 30, 2004 as compared to the balance at December 31, 2003 as fewer of our customers prepaid for services and training at September 30, 2004 as compared to December 31, 2003. During the remainder of 2004 we expect the composition of our deferred revenue balances to remain consistent with the current breakdown of deferred revenue, with deferred license revenue decreasing and deferred maintenance revenue increasing as more of our customers renew their maintenance contracts. The mix between short-term and long-term deferred revenue will depend on the number of maintenance contracts that extend beyond a 12-month period.

•	Number of license booking transactions and breakdown of new customers versus repeat customers: During the three months ended September 30, 2004, we completed 69 license transactions, which includes 26 new customers or 38% of total license transactions and 43 repeat orders or 62% of total license transactions bringing our total number of customers licensed since inception to 667. During the three months ended September 30, 2003, we completed 79 license transactions, which include 34 new customers or 43% of total license transactions and 45 repeat orders or 57% of total license transactions. During the nine months ended September 30, 2004, we completed 212 license transactions, which includes 89 new customers or 42% of total license transactions and 123 repeat orders or 58% of total license transactions as compared to the nine months ended September 30, 2003, in which we completed 223 license transactions, which include 101 new customers or 45% of total license transactions and 120 repeat orders or 55% of total license transactions.

•	Revenue by geographic region: We operate our business in 2 geographic regions: United States and International, which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”), and Canada. In the three months and nine months ended September 30, 2004, 72% of our total revenue was generated within the United States with International revenue collectively accounting for 28% of our total revenue. For the three months and nine months ended September 30, 2003, 82% and 81% of our total revenue was generated within the United States, respectively, with International revenue collectively accounting for 18% and 19% of our total revenue, respectively. The increase in the 3 months ended was primarily due to increased service revenue in the United Kingdom and Canada. The increase in the 9 months ended was primarily due to increased international license revenues along with increased service revenue in the United Kingdom and Canada. Our United States and International operations have experienced many of the same economic trends set forth above.

•	Cash and cash equivalents and short-term investments:

•	At September 30, 2004, our cash, cash equivalents and short-term investments were $61.4 million, a decrease of $1.4 million from June 30, 2004. Historically, we have managed to increase our overall cash position or remain in a relatively cash neutral position on a quarterly basis. In recent quarters, we have made significant investments to improve sales force execution, expand our product line, make key management additions and improve our product support efforts. We expect that our primary utilization of cash during the remainder of 2004 will continue to be capital expenditures salaries, commissions, bonuses and other payroll related costs. In addition, our focus will be on growth in revenues and customer collections in order to fund our current operations.

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

Software Revenue Recognition

     Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Acceptance: Our typical end user license agreement does not include customer acceptance provisions. If the arrangement specifies acceptance provisions, we defer the revenue until the earlier of written acceptance by the customer or the customer’s acceptance rights expire.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and is on standard payment terms. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct reviews for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

We recognize revenue from arrangements involving the resale of third party software based on the criteria of gross versus net revenue reporting outlined in EITF 99-19.

Allowance for Doubtful Accounts

     We have provided an allowance for doubtful accounts of $840,000 as of September 30, 2004 for estimated losses resulting from the inability of our customers to make their required payments. The allowance for doubtful accounts changes based on the overall level of accounts receivable, past history of collection, and the aging of customer accounts.

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

     In calculating the specific reserve, we identify specific high-risk accounts where collection is deemed unlikely. In calculating the general reserve, we reduce the gross accounts receivable balance by any specific reserves as well as amounts that have been billed, but not recognized as revenues (deferred revenues). The remaining balance is segregated into 30-day aged categories and a reserve percentage is applied to each category. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. However, historically the reserve has proven to be adequate.

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

Assessing the Realizability of Capitalized Acquired Technology

     We capitalized the costs of certain purchased technology. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported. At September 30, 2004, the unamortized costs related to the purchased software were approximately $314,000 and are included within other assets in the accompanying consolidated balance sheets. This amount will be fully amortized by December 31, 2004.

Determination of Fair Value of Options Granted to Employees

     In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the three months ended September 30, 2004 and 2003 we recognized $62,000 and $129,000 of stock-based compensation expense, respectively. For the nine months ended September 30, 2004 and 2003 we recognized $433,000 and $1.0 million of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options apply in accordance with Accounting Principles Board Opinion

No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, our operating results would have been affected as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,703)	$(373)	$(9,765)	$(915)
Add: Stock-based employee compensation expense included in net loss	62	129	433	1,032
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,654)	(1,083)	(4,995)	(5,738)

Pro forma net loss under SFAS 123	$(4,295)	$(1,327)	$(14,327)	$(5,621)

Net loss per common share - basic and diluted:
As reported under APB 25	$(0.08)	$(0.01)	$(0.31)	$(0.03)

Pro forma under SFAS 123	$(0.13)	$(0.04)	$(0.45)	$(0.18)

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue

     Revenue increased to $22.5 million in the three months ended September 30, 2004 from $18.5 million in the three months ended September 30, 2003. Between these periods, license revenue increased 17% and services and maintenance revenue increased 27%. In addition, during the third quarter of 2004, the Company recorded three arrangements of greater than $1 million on its .NET or newly released Java portal products.

     Licenses. License revenue increased to $10.6 million in the three months ended September 30, 2004 from $9.1 million in the three months ended September 30, 2003. This increase was due primarily to an increase in the number and size of public sector license arrangements.

     Services and Maintenance. Services and maintenance revenue increased to $11.9 million in the three months ended September 30, 2004 from $9.4 million in the three months ended September 30, 2003 primarily due to increased headcount and increased utilization within our professional services department, an increase in maintenance we provided to our new customers and maintenance renewals from our larger installed customer base. Services revenue increased to $5.5 million for the three months ended September 30, 2004 as compared to $3.7 million for the three months ended September 30, 2003 primarily due to increased headcount and an increased use of third party contractors in our professional services department as a result of an increasing number of services contracts ongoing during the three months ended September 30, 2004. Maintenance revenue increased to $6.4 million in the three months ended September 30, 2004 from $5.7 million in the three months ended September 30, 2003, primarily due to the effect of new customers that purchase maintenance upon signing of initial license agreements.

Cost of Revenue

     Licenses. Our cost of licenses consists primarily of royalty expenses and fees paid to third-party technology vendors. The cost of licenses for the three months ended September 30, 2004 and 2003 related to three and four primary agreements, respectively with third party software vendors. Cost of licenses decreased to $230,000 in the three months ended September 30, 2004 from $259,000 in the three months ended September 30, 2003 primarily due to discontinuing an arrangement with one of our third party vendors that was utilized in 2003.

     Services and Maintenance. Our cost of services and maintenance includes salaries and related expenses for our professional services and technical support department and third party contractors. Cost of services and maintenance increased to $4.9 million in the three months ended September 30, 2004 from $2.9 million in the three months ended September 30, 2003. This increase was attributable primarily to a 58% increase in headcount in our professional services and technical support departments and increased use of third party contractors due to an increased number of service contracts. As of September 30, 2004, we had 98 professional services and technical support personnel as compared to 62 at September 30, 2003. We currently plan to increase hiring in these departments and expect costs of services and maintenance to rise in future periods.

     Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended September 30, 2004 and 2003 was $14,000 and $22,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended September 30, 2004 and 2003 was $394,000 for both periods.

Operating Expenses

     Research and Development. Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers, primarily located internationally, on an independent contractor basis. Research and development expenses increased to $6.7 million in the three months ended September 30, 2004 from $5.3 million in the three months ended September 30, 2003, due primarily to an increase of 12% in the number of our research and development staff and an overall increase in outside consultants resulting from our efforts to enhance our core portal product offering and to expand our product line. As of September 30, 2004, we had 136 employees in research and development as compared to 121 employees as of September 30, 2003. We currently plan to increase hiring in this department and expect costs to rise during the remainder of 2004 as compared to the comparable period in 2003.

     Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses increased to $10.1 in the three months ended September 30, 2004 from $8.1 million in the three months ended September 30, 2003. Sales expenses increased to $8.6 million in the three months ended September 30, 2004 from $6.8 million in the three months ended September 30, 2003, primarily as a result of a 12% increase in headcount within our sales department and increased sales commissions. Sales commissions increased by $764,000 for the three months ended September 30, 2004 as compared to the corresponding period in 2003. Marketing expenses increased to $1.5 million in the three months ended September 30, 2004 from $1.4 million in the three months ended September 30, 2003 due to increased marketing efforts and special branding initiatives. As of September 30, 2004, we had 124 employees in sales and marketing as compared to 115 employees as of September 30, 2003. We currently plan to increase hiring in this department and expect costs to rise in future periods.

     General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information technology and services costs and costs associated with being a publicly traded company. General and administrative expenses increased to $2.8 million in the three months ended September 30, 2004 as compared to $1.7 million for the three months ended September 30, 2003 primarily as a result of increased consulting, professional services and audit fees associated with the Sarbanes-Oxley Act compliance efforts as well as increased headcount and increased bad debt expense as a result of our increased gross accounts receivable balance. As of September 30, 2004, we had 35 general and administrative personnel as compared to 29 as of September 30, 2003. We expect this expense to increase in future periods as we incur additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act, recent changes to the Nasdaq listing rules and other related rules and regulations. Our compliance obligations will likely require us to hire additional full time employees or hire third party consultants.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended September 30, 2004 and 2003 was $48,000 and $107,000, respectively. The remaining value of unamortized deferred compensation as of September 30, 2004 was $273,000. We expect that amounts related to stock-based compensation charges will be fully amortized in the fourth quarter of 2005.

     Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income (Loss), Net

     Other income (loss), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents, realized gains or losses on the sale of short-term investments and interest expense incurred on our financing obligations. Total other income, net decreased to $136,000 in the three months ended September 30, 2004 as compared to $633,000 in the three months ended September 30, 2003. The decrease was primarily the result of an increase in the loss on foreign currency transactions as well as a decrease in the realized gain on the sale of investments. The effect of foreign currency transactions was a loss of $149,000 for the three months ended September 30, 2004 as compared to a loss of $111,000 for the comparable period in 2003. Interest income, net increased to $272,000 for the three months ended September 30, 2004 from $269,000 for the comparable period in 2003 primarily due to a decrease in interest expense of $23,000 for the three months ended September 30, 2004.

Provision for Income Taxes

     We recorded an income tax provision of $175,000 and $237,000 for the three months ended September 30, 2004 and 2003, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Nine Months Ended September 30, 2004 and 2003

Revenue

     Revenue increased to $59.7 million in the nine months ended September 30, 2004 from $52.7 million in the nine months ended September 30, 2003. Between these periods, license revenue increased 1% and services and maintenance revenue increased 25%.

     Licenses. License revenue increased to $25.4 million in the nine months ended September 30, 2004 from $25.2 million in the nine months ended September 30, 2003. The increase in license revenue for the nine months ended September 30, 2004 over results for the comparable period in 2003 was due primarily to a strong third quarter with respect to public sector sales, offset by decreased technology budgets and spending by our target commercial customers.

     Services and Maintenance. Services and maintenance revenue increased to $34.3 million in the nine months ended September 30, 2004 from $27.5 million in the nine months ended September 30, 2003, primarily due to increased headcount within our professional services department, an increase in maintenance we provided to our new customers and maintenance renewals from our larger installed customer base. Services revenue increased to $16.0 million for the nine months ended September 30, 2004 as compared to $10.7 million for the nine months ended September 30, 2003 primarily due to increased headcount and an increase in the use of third party contractors in our professional services department as a result of an increasing number of services contracts ongoing during the period. Maintenance revenue increased to $18.3 million in the nine months ended September 30, 2004 from $16.7 million in the nine months ended September 30, 2003, primarily attributable to an increase in maintenance revenue from new customers as well as from renewals of maintenance contracts by our installed base of customers.

Cost of Revenue

     Licenses. Cost of licenses increased to $1.1 million in the nine months ended September 30, 2004 from $887,000 in the nine months ended September 30, 2003 primarily related to two agreements with third party software providers in which we resold their software to the customer, which totaled $445,000 during the nine months ended September 30, 2004 and offset by decreased royalty expense.

     Services and Maintenance. Cost of services and maintenance increased to $13.6 million in the nine months ended September 30, 2004 from $7.9 million in the nine months ended September 30, 2003. This increase was attributable primarily to the increase in headcount in our professional services and technical support departments and increased use of third party contractors due to an increased number of service contracts. We currently plan to increase hiring in these departments and expect costs of services and maintenance to rise in future periods. In addition, we will continue to use third party contractors in order to meet demands of our customers.

     Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services for the nine months ended September 30, 2004 and 2003 was $98,000 and $179,000, respectively. Amortization of acquired technology related to cost of license revenue for the nine months ended September 30, 2004 and 2003 was $1.2 million for both periods. We expect that amounts related to stock-based compensation charges will be fully amortized in the fourth quarter of 2005.

Operating Expenses

     Research and Development. Research and development expenses increased to $18.1 million in the nine months ended September 30, 2004 from $15.4 million in the nine months ended September 30, 2003, due primarily to an increase in the number of our research and development staff in connection with our efforts to enhance our core portal product offering and to expand our product line. During the nine months ended September 30, 2004, we significantly increased spending in order to fund the successful development and release of our 5.0J Java product. We currently plan to increase hiring in this department and expect costs to rise during the remainder of 2004 as compared to the comparable period in 2003.

     Sales and Marketing. Sales and marketing expenses increased to $26.7 million in the nine months ended September 30, 2004 from $22.5 million in the nine months ended September 30, 2003. Sales expenses increased to $22.5 million in the nine months ended September 30, 2004 from $19.1 million in the nine months ended September 30, 2003, primarily as a result of increased headcount and sales commissions. Sales commissions increased by $1.3 million for the nine months ended September 30, 2004 when compared to the corresponding period in 2003. Marketing expenses increased to $4.2 million in the nine months ended September 30, 2004 from $3.4 million in the nine months ended September 30, 2003 due to increased marketing efforts and special branding iniatives.

     General and Administrative. General and administrative expenses increased to $7.9 million in the nine months ended September 30, 2004 as compared to $4.8 million for the nine months ended September 30, 2003 primarily as a result of increased consultant and audit fees associated with the our ongoing compliance efforts with respect to Sarbanes-Oxley Act as well as increased headcount.

     Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the nine months ended September 30, 2004 and 2003 was $335,000 and $853,000, respectively. The decrease is primarily a result of the decrease in the amount of unamortized deferred compensation due to the natural attrition of employees.

Other Income (Loss), Net

     Total other income, net decreased to $425,000 in the nine months ended September 30, 2004 as compared to other income, net of $1.2 million in the nine months ended September 30, 2003. The decrease was primarily the result of an increase in the loss on foreign currency transactions as well as a decrease in the realized gain on the sale of investments. Interest income, net increased to $789,000 for the nine months ended September 30, 2004 from $592,000 for the comparable period in 2003 primarily from a decrease in interest expense related to our capital lease liability which was repaid in full during 2003. The effect of foreign currency transactions was a loss of $385,000 for the nine months ended September 30, 2004 as compared to a gain of $78,000 for the comparable period in 2003, primarily due to the centralization of all foreign billings for license and maintenance agreements in 2004.

Provision for Income Taxes

     We recorded an income tax provision of $476,000 and $613,000 for the nine months ended September 30, 2004 and 2003, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

     As of September 30, 2004, we had $61.4 million of cash and cash equivalents and short-term investments and $50.1 million in working capital.

     Our net cash provided by (used in) operating activities decreased to $(6.6 million) for the nine months ended September 30, 2004, from $475,000 for the nine months ended September 30, 2003. The decrease is primarily attributable to the $8.9 million increase in net loss and accounts receivable for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, offset by increases in our deferred revenue and accrued liabilities. Increases and decreases in accounts receivable is based on the timing of payments from customers and depends primarily on when the agreements are signed during the quarter and the payment history of the customer. Accrued liabilities have increased primarily due to amounts owed to third parties for resold products, an increase in contract labor for research and development and professional services activities, and general increases in operating expenditures of the Company.

     Capital expenditures were $1.2 million and $671,000 for the nine months ended September 30, 2004 and 2003, respectively. This increase was attributable to capital expenditures in the first nine months of 2004, which consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

We have a $3.1 million revolving line of credit with Silicon Valley Bank that matured in August 2004. Upon expiration, we extended the current terms through the end of October 2004 while negotiating an amendment to the credit facility. On October 25, 2004 we signed an amended agreement with Silicon Valley Bank that increased our credit limit to $4 million and eliminated the minimum cash balance requirement that previously existed related to United States bank accounts and replaced this requirement with other financial covenants. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the revolving line of credit is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of September 30, 2004, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. As of October 25, 2004, we were in compliance with all financial covenants under the new revolving line of credit agreement with Silicon Valley Bank.

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

Recent Accounting Pronouncements

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows. However, upon adoption, the Company may be required to present certain of its “available for sale” investments with stated maturities greater than twelve months within long-term assets. The effective date for the measurement and recognition guidance contained in paragraphs 10 — 20 of Issue 03-1 has been delayed by FASB until all deliberation has been completed.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

Our efforts to establish and maintain the Enterprise Web Suite and related products as an enterprise-wide platform or to develop and market Integrated Activity Management products and services may fail and, as a result, our revenue may decrease and our ability to compete successfully may be impaired.

     We have expended, and plan to continue to expend, significant resources to establish our Enterprise Web Suite as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for building new applications. Plumtree Collaboration Server, Plumtree Studio Server and Content Server are our most significant new product developments since the introduction of the Plumtree Corporate Portal. We are also beginning to focus our strategic efforts on Integrated Activity Management (“IAM”), a new category of composite applications that integrates systems, people and processes. To succeed, we must develop and market both enhancements to our historic core Plumtree Corporate Portal and related products and introduce new products that define the IAM product category. These and other new products and subsequent major version releases of our products may not achieve widespread market acceptance.

     Even if we are successful in establishing our products as an enterprise-wide platform or in introducing IAM product and services, we face, among others, the following risks:

•	We will likely face new and in many cases larger competitors, and some of our current system integrators and technology partners with whom we work closely may come to view our new products and services as competitive with their own products and services.

•	Our Enterprise Web Suite is designed to be open and integrate existing data and processes from enterprise’s systems. To remain competitive, we must increase the number of systems and applications that can be integrated into and built with our portal platform as Web services. These activities have strained and will increasingly strain our development and support infrastructure and may require us to add significant additional personnel.

•	The market for Integrated Activity Management (IAM) is new. We may expend significant time, engineering , marketing and other resources in attempting to enter into and develop products for the IAM market, which may not develop in the near-term or at all. Our efforts to address the IAM market may also detract from our Enterprise Web Suite focus and historic Plumtree Cororate Portal business or result in customer or market confusion regarding our strategy.

•	The industry may develop and adopt technology standards different from the standards presently incorporated in our products resulting in our products failing to achieve market acceptance or becoming less competitive.

We have a history of losses, and given expected increases in operating expenditures, we may never sustain profitability on a quarterly or annual basis, which would have a harmful effect on our business and the value of our common stock.

     Other than brief profitability in 2002, we incurred substantial net losses in each year since inception in 1996. For the year ended December 31, 2003 and the nine months ended September 30, 2004, we had a net loss of $1.5 million and $9.8 million, respectively. As of September 30, 2004, we had an accumulated deficit of approximately $50.7 million.

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

     As a result of the evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends upon our ability to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers for substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of consulting fees and technical support and maintenance fees. Our services revenue has a substantially lower gross margin than our license revenue. To the extent the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.

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

     We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended September 30, 2004, our top 10 customers accounted for approximately 42% of our total revenue. Our operating results and stock price would be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

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

     We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets (formerly known as “gadget web services”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We also resell third party products and services that offer complementary functionality to the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in June 2003 we released version 5.0 of our portal product and in September 2004 we released version 5.0J for Java platforms. If new and future versions and updates of our products and services, including our new versions or updates to our Plumtree Corporate Portal and our Collaboration Server and Content Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

     As a result of our limited operating history, the nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last nine to nine months or longer and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. Actions being taken to improve our sales execution could also result in a lengthening of our sales cycle.

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

     We recently launched our Enterprise Web Applications program for third parties and customers, Plumtree Application Incubator. Examples of existing third party and customer enterprise Web applications, designed to take advantage of our open architecture and enterprise-wide environment, include an executive dashboard allowingexecutives to survey enterprise-wide performance indicators; an application allowing courts to access the video, audio, and documentary evidence related to a case; an application allowing insurance agents to interact with customer account and policy information from multiple systems; a Sarbanes-Oxley application allowing finance departments to monitor and manage corporate governance processes. We plan to invest significant time and money into this program, which may not succeed. Related risks include:

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

     We sell our products primarily through our direct sales force and, although we are seeking to expand our indirect sales channels, we expect to continue to rely on direct sales in the immediate future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting and retaining qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of nine to nine months or more before newly-hired direct sales people become productive and can generate revenue. In addition to recently hiring a new Chief Operating Officer and Vice President of World Wide Sales, we added a number of new sales executives. We are also reorganizing elements of our sales force around sales targeted towards specific industries such as pharmaceutical and consumer retail. These management changes and reorganization efforts have resulted in and in the near-term are expected to continue to result in attrition in our sales force. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

     We have relationships with a number of systems integrators and resellers, such as Exceptional Software, HandySoft, Bantu, Logicon, Booz Allen, Bearing Point, Computer Sciences Corporation, Lexis Nexis, Lockheed Martin, Nexzone, Webegg, Project Performance Corporation, SAIC and SRA International. Our relationships with these parties who market, sell and deploy our products have been a key factor in our overall business strategy. We are currently seeking to expand our indirect sales channels and recently hired a new head of channel sales. Our efforts to expand our relationships with integrators and resellers may not succeed and these relationships involve a number of risks, including:

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

     We have relationships with technology providers, such as Sun Microsystems, Cognos, MediaEdge, SEEC, Project Performance Corporation, Stellent, Inxight, Oblix, BEA, Handysoft, Pivia, Thomson Publishing, and Documentum, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these or other technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software or software we furnish contains errors, our ability to develop and market our products and services will be harmed and we may lose customers or experience reduced market acceptance of our products.

     Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including version 5.0 (released in June 2003) and 5.0J (released in September 2004) of our portal product, and upcoming portal product version releases and our server products, may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to build or deploy our products, has contained, and may in the future contain, defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may not be paid for work performed subject to acceptance rights or fixed price bidding, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to warranty and product liability claims by our customers.

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

     Some of our customers, such as Discount Tire, HP Financial, Paraexel, ABN AMRO, Kids II, Seyfarth Shaw, Sericol, Defense Commissionary Agengy, Electic Power Research Institute, Fleishman Hillard, OMSNIC, J.M. Smucker, KOS Pharmaceuticals, Novartis, National Academy of Science, MessageLabs, and others are currently in a pre-deployment or preliminary stage of implementing our products and may encounter delays or other problems in introducing them. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our products.

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

     The planned conduct of our operations, coupled with planned increases and reallocations in headcount and pursuit of the Integrated Activity Management Market will place a significant strain on our management, financial controls, operations systems, personnel and other resources. We recently experienced significant turnover in our general and administrative organizations, sales and engineering departments, both in the U.S. and internationally. Although we have replaced a number of these individuals this turnover may strain our organization as these individuals will require time to become more efficient in their job capacities.

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

     We have invested substantial capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 27% and 18% of our total revenue during the nine months ended September 30, 2004 and 2003, respectively. If we are unable to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow our overall growth and impair operating margins.

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

     We believe that proprietary rights are important to our business. We have one issued patent. We have fifteen non-provisional patent applications pending with the U.S. Patent and Trademark Office, two international patent applications pending with the World Intellectual Property Organization, two international patent applications pending in the Canada Patent Office, one patent application pending in the China Patent Office, five patent applications pending in the European Patent Office, one patent application pending in the India Patent Office, two patent applications pending in the Japan Patent Office and one patent application pending in the Korea Patent Office. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

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

     As described in Note 1 to our consolidated financial statements and elsewhere in this report, we are currently involved in a patent suit where the plaintiff, Datamize, has alleged we were infringing one of its patents. The court in this matter recently granted our motion on summary judgment, holding that the patent which was the subject of the litigation was invalid. However, Datamize recently appealed entry of summary judgment of invalidity. Also, based on prior communications, we believe that Datamize might bring an action alleging infringement of two other patents issued to Datamize. We have filed an action for a declaratory judgment seeking a determination that we are not infringing these other patents. Datamize is seeking to dismiss this action. We intend to vigorously defend against Datamize’s allegations of infringement and vigorously pursue its claim for declaratory relief.

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

     New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server as well as version 5.0J of the Plumtree Corporate Portal were released in the past twelve months or have been recently updated, increasing the risk of undetected defects or errors. Efforts to correct any such errors or defects could divert our engineers from or delay development of new products. In addition, our efforts to develop and release new products of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problems. Product release delays or product defects could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

Terrorist activities and resulting military and other actions could harm our business

     The terrorist attacks of September 11th and the war in Iraq, and expanded military action associated with the war on terror, have disrupted commerce throughout the world. The continued threat of terrorism continued military action and heightened security measures in response to this threat have diverted public and corporate spending priorities and periodically disrupted commerce. To the extent that these events result in a general decrease in corporate spending on information technology, our business and results of operations could be harmed. We are unable to predict whether these threats or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2004, we had cash, cash equivalents and short-term investments totaling $61.4 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

     For the three months and nine months ended September 30, 2004, we earned approximately 28% of our revenue from international markets for both periods, most of which are denominated in various foreign currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we are engaged in an ongoing process to document, evaluate and test our disclosure controls and procedures, which include internal control over financial reporting. In response to any material weaknesses or significant deficiencies in the design or operation of our internal controls identified by us as part of this ongoing process, we may be required to implement additional controls and procedures or hire additional personnel. If a material weakness or sufficient significant deficiencies exist at year end, our management may be unable to report favorably as of year-end to the effectiveness of our control over financial reporting.

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

     In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. The Company has filed a motion to recover its attorney’s fees. Datamize has appealed the Court’s entry of summary judgment of invalidity to the Federal Circuit, which appeal will likely be heard during the first half of 2005.

     In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the’040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Company intends to vigorously pursue its claim for declaratory relief.

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

     On November 25, 2001, the Company also commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to Mr. Linssen’s trademark registration for “Plumtree.” On December 18, 2003, Mr. Linssen commenced a proceeding before the Swiss Federal Institute of Intellectual Property in opposition to the Company’s trademark registration for “Plumtree Software”.

     On May 2, 2003, the Company initiated a civil lawsuit against Mr. Linssen in the Commercial Court of the Canton of Zurich, Switzerland, seeking (i) an injunction barring Mr. Linssen’s use of the “Plumtree” trademark, and (ii) the transfer of Mr. Linssen’s Swiss trademark registration for “Plumtree”, or in the alternative, the cancellation of Mr. Linssen’s Swiss registration.

     The Company and Mr. Linssen each also commenced proceedings before the E.U.’s Office of Harmonisation of the Internal Market in opposition to each other’s Community Trade Mark applications.

     On June 17, 2004, the Commercial Court of the Canton of Zurich, Switzerland approved a global trademark settlement between the parties, directing, among other things, that Mr. Linssen’s trademark and associated applications and registrations be transferred to Plumtree. Pursuant to the settlement agreement, the parties have taken steps to record transfer of ownership of Mr. Linssen’s trademark to Plumtree and to terminate the various proceedings described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under the limited circumstances contemplated by Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Several officers have conducted trades during the fiscal quarter ended September 30, 2004 pursuant to previously adopted Rule 10b5-1 trading plans.

Item 6. Exhibits

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4.1	Specimen common stock certificate (1)
4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)
4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees (1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)
10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)
10.5*	2002 Director Option Plan, and form of agreements thereunder (1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.9*	Offer letter between the Registrant and John H. Kunze (1)
10.10*	Offer letter between the Registrant and Eric Borrmann (1)
10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)
10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C. (2)
10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C. (2)
10.15*	Offer letter between Registrant and Eric Zocher (2)
10.16*	2004 Bonus Plan (3)
10.17*	2004 Outside Director Stock in Lieu of Fees Plan (3)
10.18*	Employment Agreement between the Registrant and Paul Ciandrini
10.19*	Employment Agreement between the Registrant and Ira Pollack
10.20*	Offer Letter between the Registrant and Adriana Chiocchi
10.21	Office Lease for 505 Sansome Street, dated October 22, 2004, between Registrant and Transamerica Realty Investment Properties, LLC.
10.22	Revolving Line of Credit Amendment, dated October 25, 2004, between Registrant and Silicon Valley Bank
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

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

PLUMTREE SOFTWARE, INC.
(Registrant)

Dated: November 4, 2004	/s/ John H. Kunze
John H. Kunze
President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: November 4, 2004	/s/ Eric Borrmann
Eric Borrmann
Chief Financial Officer (Principal Financial Officer)