Form 10-K
period 2004-12-31
PLUMTREE SOFTWARE INC
filed 2005-03-11
CIK 1035656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[ x ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or
[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
COMMON STOCK, $.001 PAR VALUE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]         No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes [ x ]         No [    ]
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $76,211,699 based on the number of shares held by non-affiliates of the registrant as of June 30, 2004, and based on the reported last sale price of common stock on June 30, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by five percent stockholders have been excluded from this calculation as they may be deemed affiliates.
The number of shares outstanding of the issuer’s common stock as of January 31, 2005 was 32,492,416.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 20, 2005, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2004 are incorporated by reference into Part III of this Report	III

page one
plumtree software • 2004 annual report

plumtree software • 2004 annual report
page two
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those stated or suggested by such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations — Risk Factors That May Affect Our Future Results and the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2005.
part i
Item 1. Business
Overview
Plumtree Software, Inc. (“we”, “our”, “Plumtree” or “the Company”), was incorporated in California on July 18, 1996 and reincorporated in Delaware on May 31, 2002. Our initial public offering of 5,000,000 shares of common stock was completed on June 4, 2002.
We develop, market and sell a suite of software products integrated into a common platform for deploying advanced Web applications. These applications are constructed by assembling, with our platform, independent services that may be hosted on different computers, by different organizations. Applications that combine components in this way are called composite applications.
Our product suite combines portal, collaboration, content management, search, workflow and integration software into an integrated environment our customers use to deploy portals, collaborative communities for employees and powerful new composite applications to support user audiences within and between enterprises.
Strategy
Plumtree’s mission is to provide the market-leading integration platform for composite applications. Our strategy is based on three principles:

•	True Openness: a philosophy for integrating systems, technologies, platforms and languages from every major vendor, and with an equal commitment to both Java and .Net, giving developers the ultimate level of flexibility to build value on our platform;

•	Service-Oriented Applications: offering in one cohesive suite, a complete solution for assembling, managing and delivering Web applications, including portal, collaboration, content publishing, search, workflow and integration; and

•	Enterprise Productivity: building on our strength in knowledge management and collaboration, creating a work environment that the entire extended enterprise can use to find information, manage projects, share documents and publish content.
Integrated Activity Management
We have a history of building software that enhances human performance, and our strategy is governed by that continuing pursuit. The market for portal software, which we helped pioneer, was driven largely by the need to page three
plumtree software • 2004 annual report
improve end-user productivity. Portals provide organizations the technology to assemble diverse resources from across the enterprise into personal Web environments, reducing the complexity of accessing and using systems and improving the return on existing technology assets. Today, our portal software is commonly used to deploy a new generation of Web application, one that builds on the portal’s ability to span and assemble systems and content, weaving those assembled resources around a business process to help the end users work more efficiently. We call this class of service-oriented application Integrated Activity Management.
Integrated Activity Management applications bring together systems, people and processes in a distinct way, defining the experience according to the needs of the end-user rather than the generic prescriptions of the software. Integrated Activity Management applications are built around a business process, integrating multiple enterprise software systems and incorporating tools that support that process. This approach is designed to help people complete the activities that drive a particular business process forward, from creating documents to assembling content contextualized to an individual user’s needs. As an example, such an application would provide sales people with access to systems that support the sales process, like a Customer Relationship Management (CRM) or an inventory management system, as well as with tools for publishing a close plan and information about their competitors on specific opportunities that the CRM system is tracking. These applications allow our customers to redefine business processes, especially processes that span multiple systems and business boundaries, and help streamline processes with a more collaborative method for users to accomplish their work. For example, an application to improve retail store performance can combine for retail associates and store managers product catalog information from an enterprise resource planning (ERP) database with additional product detail from a supplier’s online system, and offer collaborative tools to enable more knowledgeable cross-selling on the store floor among high-turnover employees.
We believe an enterprise environment for delivering integrated Web applications cannot be based on one application, one application server, or one language. Our products are designed to operate as a new layer, open to all applications, application servers and languages. We believe our approach distinguishes us from traditional vendors of application infrastructure such as Microsoft, IBM and Oracle who host on an ad hoc basis, the components of a service-oriented application. In contrast, as an open and independent solutions provider, we remain committed to integrating these various applications, hardware and operating system components into new applications designed to meet the needs of our customers.
Products
Plumtree offers a broad range of software products its customers deploy to realize even greater potential from their existing technology investments, transforming those systems into new applications, delivered through the Web to the business faster than through traditional application development approaches. The ability to create a large number of applications, based on an integrated set of shared services and managed in one environment, allows organizations to deliver a level of service over the Web that was previously cost-prohibitive: customized applications for every customer, product, process, partner or project.
Our products are marketed and sold as part of our Enterprise Web Suite. Within the suite, Plumtree offers three distinct product lines:

•	Plumtree Corporate Portal: a portal and applications management framework for assembling and conjoining into new composite applications elements from existing systems with new features for collaboration, search and publishing

•	Plumtree Integration Products: used to integrate for the portal and application framework important resources from existing systems that new applications are built with, including users, user profiles, content, search engines and application services plumtree software • 2004 annual report
page four

•	Plumtree Server Products: provide the core features, as integrated services, that are a common foundation for new Web applications — search, collaboration, content publishing and workflow — assembled by the application framework.
Plumtree Corporate Portal
The Plumtree Corporate Portal provides dynamic and personalized access to content, services and other users. The portal also provides the interface to other Plumtree products in the Enterprise Web suite, and hosts the user experiences of composite applications constructed from services the portal has assembled and secured. The portal provides facilities for scanning, indexing and organizing content from a variety of enterprise content repositories, assembling and managing links to that content in an enterprise-wide knowledge management system. The portal integrates content, applications, search, security and user attributes from other systems through Plumtree’s integration products, and delivers additional features of applications, such as collaboration and publishing services, through Plumtree’s server products.
The corporate portal hosts three primary user experiences:

•	Personalized pages: an individual user’s personalized view of content and applications assembled by the portal. The page typically shows a user key services from a wide range of complex systems, such as call center queues from a customer support application or expense report requests from a Human Resources system.

•	Knowledge directory: an enterprise-wide taxonomy for organizing content from a multitude of disparate content systems, including Web sites, document databases, email and “GroupWare”, applications like Microsoft Exchange and Lotus Notes, and file systems, as well as other resources within the portal such as portlets, communities and users. Without such a directory, all the applications and content created within the portal often results in sprawl, where resources are rarely re-used and information is impossible to find.

•	Communities: a framework for assembling content and services shared by a group of users, used to create online workspaces and package services as applications. Customers often use communities to bring teams of users together to collaborate on a project or replace a departmental Intranet. Communities are built using services drawn from otherwise silo-ed enterprise systems, are assembled using portlets, and can be created from templates that control the community’s functionality and appearance.
Plumtree Integration Products
Plumtree’s Integration Products bring together resources and services from systems across the enterprise, creating building blocks that may be used to build richer portals, communities and composite applications. Integration is a core Plumtree strength.
Plumtree offers five types of integration products. These products go beyond simple views of applications to combine the full range of resources from corporate systems into new composite applications:

•	Plumtree Portlets: for integrating enterprise applications and delivering new services to the portal;

•	Crawler Web Services: for discovering content in corporate repositories to be indexed and categorized in the portal’s knowledge management system and presented in new applications;

•	Authentication Web Services: for synchronizing user membership and security from traditional systems of record, including Lightweight Directory Access Protocol and Windows domains;

•	Profile Web Services: for gathering attributes about users from different systems they use, including LDAP, PeopleSoft and SAP, and using this information to build a master composite profile of the user;

•	Search Web Services: for sending searches from the portal to other indexes and third-party search engines.

page five
plumtree software • 2004 annual report
Plumtree Server Products

Plumtree Collaboration Server
Collaboration Server supports collaboration from the Web, the desktop, applications and projects. The product offers key collaborative features, integrated into the portal and new applications assembled by and delivered through the portal. The features include calendaring, document sharing and management, tasks management and idea exchange through moderated discussions and bulletin boards. The product features Web services programming interfaces, with both .Net and Java clients for those interfaces, providing developers flexible access to leverage collaborative services in new composite applications.

Plumtree Content Server
Content Server supports highly distributed Web content publishing, bringing Intranet, Extranet and Internet sites into the Plumtree security, navigation and knowledge management framework. The product offers key publishing features, integrated into the portal and new applications assembled by and delivered through the portal. As an example, a sales application can feature a forms-based publishing process to help capture win/loss reports from field sales people. The product features Web services programming interfaces, with both .Net and Java clients for those interfaces. These features provide developers flexible access to leverage publishing services in new composite applications.

Plumtree Search Server
Search Server indexes the resources assembled and available through the portal and composite applications. These resources include content indexed from file systems, Web sites and document databases; project documents and Web pages created through the Collaboration Server and Content Server environments; and applications, portlets, communities and users. Search Server indexes content discovered through Plumtree Integration Products from a wide range of repositories, normalizing metadata from more than 200 document types. The product secures every item in its index, mirroring security where available from native documents. The product features Web services programming interfaces, with both .Net and Java clients for those interfaces, providing developers flexible access to leverage search services in new composite applications.

Plumtree Studio Server
Studio Server provides tools to portal managers to create forms-based portlets and application components without coding. Components commonly created include telephone lists, work order processes, calendars and surveys. These components feature a configurable user interface, application logic and a database. Studio Server is designed to lower the cost of deploying new end-user functionality, and to empower portal managers to populate the portal, communities and applications without burdening or relying on IT.
Services
In addition to offering software, we offer customers, systems integrators and technology vendors deployment and support services.

Professional Services
We offer professional services to deploy Plumtree products at customer sites, and to train technology vendors and systems integrators. Our consultants also participate in joint deployments with systems integrators, increasing our capacity to deploy at a large number of customer sites.

Customer Care Services
We provide customer care through technical support and assigned account managers. Technical support is offered worldwide via e-mail and telephone through our support centers in San Francisco, London, Sydney and Tokyo 24 hours per day, seven days per week. Customers, systems integrators and technology vendors may also receive technical support through Plumtree’s Support Center, powered by a deployment of our own software. In addition, local account managers act as advocates within Plumtree to assist customers in defining plumtree software • 2004 annual report
page six
their business requirements and obtaining the needed resources for a successful deployment. Plumtree also offers enterprise level support, which includes developer support, dedicated account management and on-site support.

Training Services
We offer a series of training classes that are designed to provide our customers with the knowledge and tools necessary to deploy, administer and expand their deployments. Offered both at customer sites and at training centers in various cities, these classes train individuals from customer and alliance member organizations.
Customers
We have licensed our products to over 700 customers. Our clients represent a broad spectrum of industries and public sector entities. For the year ended December 31, 2004 no customer accounted for 10% or more of our total revenue.
Sales and Marketing
We market and sell our products through our direct sales force and through a growing indirect sales channel of systems integrators, value-added resellers and original equipment manufacturers (OEMs). We expect to continue to establish relationships with large industry leaders and specialists, and strategically selected regional partners who will build solutions on our platform and expand distribution opportunities. Our direct sales force is distributed in multiple field offices throughout the United States and Canada and in eleven locations internationally across Europe and Asia Pacific.
We use a variety of marketing programs to build our brand and identity and promote our products, including market research, analyst briefings, seminars, advertising, trade shows, speaking engagements, newsletters, customer advisory boards and focus groups, and Web marketing. Our marketing department also develops material for distribution to customers and prospective customers, and to our channel partners, including presentation materials, product brochures, white papers, fact sheets and demonstrations. We also host annual user conference for our customers and for developers working with our platform.
Research and Development
Since inception, we have devoted significant resources to develop our products and technology. We believe our future success depends in large part on continuing innovation and rapid development. Our engineering organization is responsible for product architecture and technology, engineering and quality assurance. As of December 31, 2004, our engineering organization consisted of 137 employees. In 2004, 2003 and 2002 our research and development expenses totaled $24.5 million, $20.7 million and $18.1 million, respectively. We expect to continue to devote substantial resources to our research and development activities.
Competition
The market for our products is intensely competitive and highly fragmented, subject to rapid technological change, evolving industry standards and changes in customer needs. While we believe we offer the most cohesive suite of integrated products and the strongest support for heterogeneity in enterprise systems, we compete with various vendors of infrastructure and integration software, including IBM, Microsoft, BEA and Oracle. These companies generally offer an environment customers will choose to build similar functionality and integration offered within our product. We believe we offer a more complete and integrated suite of products than our competition, reducing the need for expensive configurations and customizations, and lowering the total cost of ownership for the customer.
We compete principally on the basis of:

•	Product features, quality and performance;

•	Interoperability of our solution with existing applications, content repositories and security systems;

page seven
plumtree software • 2004 annual report

•	Range of applications that customers can build on our solution; and

•	Strength of sales and service channels
We believe we compete favorably with our competitors on the basis of these factors. In particular, we believe that our commitment to openness and support for heterogeneity is unique and distinguishing. Traditional infrastructure vendors generally support their own platforms, but do not compete effectively when applications draw on different platforms and development environments. We believe that we offer customers equal support for each of the customer’s application servers and development environments as compared to our principal competitors that primarily broker all services through a single application server.
Many of our competitors have longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, offer more aggressive pricing policies, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify or emerge and have a material adverse effect on our business, financial condition and operating results.
Employees
As of December 31, 2004, we had 399 full-time employees, of whom 346 were based in the United States and 53 were based in Canada, Europe and Asia Pacific. Of these employees, 130 were in sales and marketing, 137 were in engineering, 95 were in professional services, technical support and training, and 37 were in finance, human resources, information systems and administrative functions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage, and we consider our relations with our employees to be good.
International Operations
Our revenue originating outside of the United States, as a percentage of our total revenue, was approximately 28% in 2004, 21% in 2003 and 19% in 2002. We have no material long-lived assets located outside of the United States.
Most of our sales in international markets in 2001, 2002 and 2003 were made by foreign sales subsidiaries. In 2004, we began to contract all international license and maintenance transactions directly from the United States. In countries with low sales volumes, we expect sales to be made primarily through various local representatives and distributors. Services are delivered and arranged locally depending on the location of the customer.
Our international business is subject to risks customarily encountered in foreign operations. These risks include changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, changes in tax laws and regulatory requirements, difficulty in staffing and managing operations, differing labor regulations and differing protection of intellectual property. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the local functional currency. The U.S. and international response to recent terrorist activities could exacerbate these risks. See also Note 12 in our notes to the consolidated financial statements.
Investor Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the plumtree software • 2004 annual report
page eight
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
Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee and our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.plumtree.com/ir under “Corporate Governance Policies.” These items are also available in print to any stockholder who requests them by calling (877) GET-PLUM (877-438-7586) in the U.S. and Canada, and (415) 399-2554 outside the U.S. and Canada.

Item 2.	Properties
Our principal headquarters facility is comprised of two locations with approximately 59,000 square feet of office space in San Francisco, California under leases expiring through October 2006. Our international headquarters facility is located in approximately 6,000 square feet of office space in Maidenhead, United Kingdom under a lease expiring in July 2005. We believe our facilities are adequate for our current needs, however alternative locations at reduced rates will be considered in the future.

Item 3.	Legal Proceedings
The material set forth in Note 7 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
None.
part ii

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ National Market under the symbol “PLUM” and has been traded on NASDAQ since our initial public offering on June 4, 2002. According to the records of our transfer agent, we page nine
plumtree software • 2004 annual report
had 99 stockholders of record as of December 31, 2004. The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each of the quarters since our initial public offering:

	Low Sale Price	High Sale Price

2004
Fourth Quarter	$3.17	$4.52
Third Quarter	2.95	3.58
Second Quarter	3.14	4.21
First Quarter	3.93	5.61
2003
Fourth Quarter	$4.08	$5.67
Third Quarter	3.63	4.65
Second Quarter	3.09	4.51
First Quarter	2.63	4.50
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

plumtree software • 2004 annual report
page ten

Item 6.	Selected Consolidated Financial Data
The consolidated statements of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2004, 2003, 2002, 2001 and 2000, are derived from our audited consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The following data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Revenue	$84,148	$71,452	$82,919	$81,473	$35,111
Gross margin	62,151	57,673	64,761	62,350	20,758
Income (loss) from operations	(10,328)	(2,068)	2,852	(7,132)	(22,046)
Net income (loss)	(9,626)	(1,467)	2,390	(7,805)	(21,683)
Net income (loss) per share, basic	(0.30)	(0.05)	0.12	(1.21)	(3.97)
Net income (loss) per share, diluted	(0.30)	(0.05)	0.08	(1.21)	(3.97)
Cash and cash equivalents and short-term investments	65,034	67,689	65,322	24,040	13,098
Working capital	50,310	55,177	49,185	3,769	5,102
Total assets	90,811	90,762	90,722	51,260	38,001
Long-term liabilities	2,216	1,109	454	437	368
Total stockholders’ equity	51,006	57,891	55,352	11,443	10,362

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” in Item 15, in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Risk Factors that May Affect our Future Results and the Market Price of our Stock,” and elsewhere in this Form  10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, you should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2005.
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

page eleven
plumtree software • 2004 annual report
Plumtree Software, Inc. (“we”, “Plumtree” or the “Company”), was incorporated in California on July 18, 1996 and reincorporated in Delaware on May 31, 2002. Our initial public offering of 5,000,000 shares of common stock was completed on June 4, 2002.
We develop, market and sell a suite of software products integrated into a common platform for deploying advanced Web applications. These applications are constructed by assembling with our platform independent services that may be hosted on different computers, by different organizations. Applications that combine components in this way are called composite applications.
We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software maintenance and services, consisting of professional services and training revenue. For 2004 and 2003, our total revenue was $84.1 million and $71.5 million, respectively, and our net loss for each year was $9.6 million and $1.5 million, respectively. During the past three years in general, we have experienced weaknesses in corporate technology spending, with many customers delaying new or expanded technology solution implementations. Nevertheless, we experienced a 17.8% increase in revenues from 2003 to 2004 due primarily to positive contributions from new management personnel added in 2004, strong public sector sales, as well as the adoption of the newly released Java and .Net versions of our principal product. We booked 5 arrangements in 2004 greater than $1 million as compared to 3 such arrangements in 2003. In addition, international and domestic services and maintenance revenues increased by $11.0 million or 29.4% from 2003.
In addition to total revenue and net income (loss), in evaluating our business, management considers, among many other factors, the following:

•	Revenue by category (license, maintenance and professional services and training):

•	License. Our license revenue for the year ended December 31, 2004 was $35.7 million, a 4.9% increase over the year ended December 31, 2003, resulting primarily from positive contributions made by new management personnel added in 2004, strong public sector sales, as well as the adoption of the newly released Java and .Net versions of our product. In 2005, we plan to invest in the development of additional products as well as international and channel sales in an effort to increase our license revenue.

•	Maintenance, professional services and training. We offer (i) professional services to deploy the Plumtree Corporate Portal and other products at customer sites, and to train alliance members, including technology vendors and systems integrators; (ii) maintenance and customer care through technical support and assigned account managers; and (iii) training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise. Revenue from maintenance and technical support in 2004 increased $3.1 million, or 13.8%, from 2003 to $25.5 million, primarily as a result of an increase in maintenance revenue from our new customers as well as from renewals of maintenance contracts by our installed base of customers. Revenue attributable to professional services increased $6.6 million, or 54.8%, from 2003 to $18.5 million in 2004. This increase was primarily the result of increased headcount within the professional services department from 59 consultants in 2003 to 65 consultants in 2004 and an increase in utilization from 65% in 2003 to 72% in 2004. We also used more subcontractors to perform professional services in 2004. Training revenue increased in 2004 by approximately $1.1 million or 62.2% from 2003. We expect our maintenance, professional services and training revenue in general to increase in 2005, primarily due to increased maintenance revenue from both new customers as well as renewals from our installed customer base.

plumtree software • 2004 annual report
page twelve

•	Deferred revenue balances:

•	Our total deferred revenue balance at December 31, 2004 was $22.7 million, of which $692,000 relates to deferred license revenue, $20.6 million relates to deferred maintenance revenue and $1.4 million relates to deferred professional services and training revenue. This compares to total deferred revenue of $19.0 million at December 31, 2003. The increase in deferred revenue during 2004 was driven by an increase in deferred maintenance revenue of $4.0 million and an increase in deferred professional services and training revenue of $138,000, offset by a decrease in deferred license revenue of $506,000. In general, we enter into maintenance contracts with customers that span a 12-month period and are renewable on an annual basis. As a result of increased maintenance contracts that span over multiple terms, we have classified $1.9 million and $661,000 as long-term deferred revenue as of December 31, 2004 and December 31, 2003, respectively.

•	Deferred license revenue decreased $506,000 in 2004 as compared to 2003 due primarily to the recognition of revenue on customer contracts for which revenue recognition criteria were not met in 2003, but were met in 2004. These contracts include certain third party subscription agreements that are resold by us as well as contracts that include extended payment terms.

•	Deferred maintenance revenue increased $4.0 million in 2004 as compared to 2003, primarily as a result of an increase in deferred maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers. In addition, more contracts in 2004 included maintenance contracts that span over multiple terms.

•	Deferred professional services and training revenue increased $138,000 in 2004 as compared to 2003 as more of our customers at the end of 2004 prepaid for services and training than in 2003.

•	The number of license revenue transactions and breakdown of new customers versus repeat customers: During 2004, we closed 309 license transactions, including 127 new customers or 41% of our total license transactions and 182 renewal orders or 59% of our total license transactions. Since our inception, the total number of customers is over 700. During 2003, we closed 322 license transactions, including 128 new customers or 40% of our total license transactions and 194 renewal orders or 60% of our total license transactions.

•	Revenue by geographic region: We operate our business in two geographic regions: the United States and international, which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”) and Canada. In 2004, 72% of our revenue was generated within the United States, with international revenue accounting for 28% of our revenue. International revenues increased 57% from $14.8 million in 2003 to $23.3 million in 2004.

•	Cash and cash equivalents and short-term investments:

•	At December 31, 2004, our cash, cash equivalents and short-term investments were $65 million, down 4% from $67.7 million at December 31, 2003. We invested heavily in the business and products during 2004. We expect that our primary utilization of cash in 2005 will continue to be salaries, commissions, bonuses and other payroll related costs.

•	Net cash used in operations in the year ended December 31, 2004 was $1.8 million compared to net cash provided by operations of $862,000 for the year ended December 31, 2003. The decrease in net cash flows from operations was driven primarily by management’s focus on investing money in the business to facilitate current and future growth. This contributed to a net loss of $9.6 million for 2004 as compared to a net loss of $1.5 million in 2003.

page thirteen
plumtree software • 2004 annual report
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America or “GAAP.” These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Software revenue recognition;

•	allowance for doubtful accounts;

•	income taxes; and

•	determination of the fair value of stock options granted to employees.
Software Revenue Recognition
Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users or CPUs; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

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

plumtree software • 2004 annual report
page fourteen

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
We recognize revenue from arrangements involving the resale of third party software based on the criteria outlined in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. In addition, we require proof of sell-through for sales to resellers.
Allowance for Doubtful Accounts
We have provided an allowance for doubtful accounts of $787,000 as of December 31, 2004 for estimated losses resulting from the inability of our customers to make their required payments. The allowance for doubtful accounts changes based on the overall level of accounts receivable, past history of collection, and the aging of customer accounts.
The total allowance for doubtful accounts is comprised of a specific reserve and a general reserve. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. Unless specific indications arise earlier, we review any invoice greater than 120 days past due to determine if an allowance is appropriate based on the risk category. In addition, we maintain a general reserve for all invoices billed, and not included in the specific reserve, by applying a percentage based on each 30-day age category. For unbilled invoices, we generally apply a percentage to the entire balance. In determining these percentages, we analyze our historical collection experience and current economic trends.
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
Income Taxes
We provided a valuation allowance of $19.5 million against the entire net deferred tax asset as of December 31, 2004. The valuation allowance was recorded given the accumulated losses we have incurred and uncertainties regarding our future operating profitability and taxable income. Our income tax provision is primarily related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable. For the years ended December 31, 2004 and 2003, we recorded an income tax provision of $581,000 and $824,000, respectively, related to these tax liabilities. We continue to monitor and evaluate exposures related to doing business in international jurisdictions.
Determination of Fair Value of Options Granted to Employees
In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair page fifteen
plumtree software • 2004 annual report
value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. For the year ended December 31, 2001, we recorded $4.4 million of deferred stock-based compensation and we recognized $4.5 million of stock-based compensation expense. For the year ended December 31, 2002, we did not record any deferred stock-based compensation and we recognized $3.5 million of stock-based compensation expense. For the years ended December 31, 2004 and 2003, we did not record any deferred stock-based compensation and we recognized $480,000 and $1.4 million, respectively of stock-based compensation expense. We apply the intrinsic value method in accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported. Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, our operating results (in thousands) would have been affected as follows:

	Years Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$(9,626)	$(1,467)	$2,390
Add: Stock-based employee compensation expense included in net income (loss)	480	1,363	3,500
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,864)	(8,429)	(6,377)

Pro forma net loss under SFAS 123	$(16,010)	$(8,533)	$(487)

Net income (loss) per common share—basic:
As reported under APB 25	$(0.30)	$(0.05)	$0.12
Pro forma under SFAS 123	$(0.50)	$(0.28)	$(0.02)
Net income (loss) per common share—diluted:
As reported under APB 25	$(0.30)	$(0.05)	$0.08
Pro forma under SFAS 123	$(0.50)	$(0.28)	$(0.02)

plumtree software • 2004 annual report
page sixteen
Results of Operations
The following table sets forth the statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended
	December 31,

	2004	2003	2002

Revenue:
Licenses	42.5%	47.6%	59.8%
Services and maintenance	57.5	52.4	40.2

Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of licenses	1.6	0.9	3.8
Cost of services and maintenance	22.6	15.9	15.3
Amortization of stock-based compensation and acquired technology	1.9	2.5	2.8

Total cost of revenue	26.1	19.3	21.9

Gross margin	73.9	80.7	78.1
Operating expenses:
Research and development	29.1	28.9	21.9
Sales and marketing	43.3	42.8	40.1
General and administrative	12.9	9.6	8.7
Restructuring charge	0.4	0.7	0.5
Amortization of stock-based compensation	0.4	1.6	3.4

Total operating expenses	86.1	83.6	74.6

Operating income (loss)	(12.2)	(2.9)	3.5
Other income (expense):
Interest income, net	1.3	1.4	0.9
Other income (expense)	0.2	0.6	(0.1)

Other income, net	1.5	2.0	0.8

Income (loss) before income taxes	(10.7)	(0.9)	4.3
Provision for income taxes	0.7	1.2	1.4

Net income (loss)	(11.4)%	(2.1)%	2.9%

Year Ended December 31, 2004 and 2003
Revenue
Revenue, which consists of license revenue and service and maintenance revenue increased from $71.5 million in 2003 to $84.1 million in 2004.

page seventeen
plumtree software • 2004 annual report
Licenses. License revenue increased from $34.0 million in 2003 to $35.7 million in 2004, an increase of 4.9%. The increase in license revenue was primarily due to the positive contributions made by new management personnel added in 2004, strong public sector sales, as well as the adoption of the newly released Java and .Net versions of our product. No customer accounted for more than 10% of our revenue in 2004 and 2003.
Services and Maintenance. Services, including professional services and training, and maintenance revenue increased from $37.4 million in 2003 to $48.4 million in 2004, an increase of 29.4%. Of this $11.0 million increase, $7.9 million related to professional services, training, and billed expenses and $3.1 million related to maintenance revenue. The increase in services revenue resulted primarily from an increase in domestic and international demand for larger projects (driving higher utilization), the use of subcontractors to perform services, the increase in the number of professional services consultants, and the increased demand for training on new products. Professional services utilization in 2004 was 72%, compared to 65% in 2003. The increase in maintenance revenue resulted primarily from an increased customer base for 2004 license sales, as well as consistent renewal rates on maintenance contracts by our installed base of customers.
The number of professional services consultants increased from 59 to 65 and the number of employees in technical support increased from 13 to 30 between these periods.
Cost of Revenue
Licenses. Our cost of license consists primarily of royalty expenses paid to third-party technology vendors, fulfillment costs for manuals and documentation, and the amortization of acquired technology. Cost of license increased from $2.2 million in 2003 to $2.9 million in 2004 primarily due to a one-time credit to expense of $525,000 in 2003 associated with a reduction in the estimated liability of an expired contract. We also incurred additional royalty expenses in 2004 related to two agreements with third party software providers in which we resold their software to the customer totaling $445,000. Referral fees paid to channel partners were minimal in 2004, but we expect these fees to increase in 2005 as we increase our transactions with channel partners.
Services and Maintenance. Cost of services and maintenance increased from $11.3 million in 2003 to $19.0 million in 2004. Cost of professional services includes all related costs associated with professional services personnel as well as subcontract labor. Cost of services increased from $9.1 million in 2003 to $15.3 million in 2004. The $6.2 million increase in cost of professional services is a result of an increase of $2.9 million for salaries and related expenses, $1.7 million related to subcontractors (primarily international projects), and $1.6 million in billed and unbilled travel expenses and other costs. Cost of maintenance includes all related costs associated with technical support personnel as well as contract labor. Cost of maintenance increased to $3.7 million in 2004 as compared to $2.2 million in 2003. The $1.5 million increase in cost of maintenance is a result of an increase of $1.4 million for salaries and related expenses and $325,000 in other expenses, offset by a decrease of $200,000 in contract labor costs. From 2003 to 2004, the number of professional services employees increased from 59 to 65 employees, while the number of technical support employees increased from 13 to 30 employees.
Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of revenue was $108,000 in 2004 and $247,000 in 2003. The amortization of acquired technology was $1.5 million and $1.6 million in 2004 and 2003, respectively. The unamortized value of deferred stock-based compensation and acquired technology remaining as of December 31, 2004 was $165,000 and $0, respectively.
Operating Expenses
Research and Development. Research and development expenses increased from $20.7 million in 2003 to $24.5 million in 2004. This $3.8 million increase was due primarily to a $2.9 million increase in salaries and related costs, $800,000 in outsourced contract labor, and $100,000 in travel and other costs. During 2004, plumtree software • 2004 annual report
page eighteen
we made significant investments in the development of the Java and .Net versions of our product. As of December 31, 2003, we had 128 employees in engineering, compared to 137 employees as of December 31, 2004. In 2005, we plan to continue to develop new products and releases as well as increasing outsourced contract labor to achieve development timelines. Accordingly, we expect our research and development expenses, in absolute dollars, to increase.
Sales and Marketing. Sales and marketing expenses increased from $30.6 million in 2003 to $36.4 million in 2004. This $5.8 million increase was due primarily to an increase in salaries and related costs of $2.9 million, increased sales commissions expense of $1.7 million resulting from increased license and maintenance sales, and an increase in marketing program expenditures and other costs of $1.2 million. As of December 31, 2003, we had 106 employees in sales and 17 employees in marketing as compared to 117 employees in sales and 13 in marketing as of December 31, 2004. In 2005, we will increase focus on channel sales opportunities and expand lead generation activities, which are expected to contribute to an increase in sales and marketing costs.
General and Administrative. General and administrative expenses increased from $6.8 million in 2003 to $10.9 million in 2004. This $4.1 million increase was due primarily to an increase of $1.6 million in legal costs, $700,000 for audit and tax compliance, $675,000 for salaries and related costs, $450,000 for bad debt expenses as prior year included a net benefit of $111,000, and $675,000 for costs associated with being a publicly traded company and other costs. The cost of continuing to be a publicly traded company, specifically related to our compliance with the requirements of the Sarbanes Oxley Act, will continue to be a significant component of our general and administrative costs. As of December 31, 2003 and 2004, we had 27 and 37 general and administrative personnel respectively.
Restructuring Charge. In 2004 and 2003, we recorded restructuring charges of $307,000 and $475,000, respectively, primarily related to reductions in employee headcount.
Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses was $372,000 in 2004 and $1.1 million in 2003. The unamortized value of deferred stock-based compensation remaining as of December 31, 2004 was $165,000. Decline in expense is due to the accelerate method used in accordance with FASB Interpretation (FIN) No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
Other Income, Net
Other income, net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. The net balance of other income decreased from $1.4 million in 2003 to $1.3 million in 2004. Interest income on cash and investments was $1.1 million in both 2004 and 2003. In 2004, we recognized a net gain of $118,000 on foreign currency which consisted of net losses of $763,000 related to the revaluation of international cash denominated in other than the functional currencies, offset by a $881,000 gain on revaluation of the short-term portion of an international inter-company payable. See Note 2 in Consolidated Financial Statements. In 2003, we recognized a $475,000 gain on the sale of an investment, net of legal fees and commissions that was offset by $140,000 in interest expense on financing obligations. We do not expect to benefit from similar gains on revaluation of international inter-company payables or sales of investments in future periods. We enter into foreign currency contracts to hedge known exposures related to foreign denominated receivables and inter-company balances that are considered short-term in nature and thus are marked to market with foreign exchange gains and losses taken to the profit and loss statement. Our foreign exchange policy is designed to mitigate known exposures as identified. However, there is a risk that certain foreign exchange exposures outside of our current program may adversely affect earnings in future periods.

page nineteen
plumtree software • 2004 annual report
Provision for Income Taxes
We recorded an income tax provision of $581,000 and $824,000 for the years ended December 31, 2004 and 2003, respectively, related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.
Year Ended December 31, 2003 and 2002
Revenue
Revenue decreased from $82.9 million in 2002 to $71.5 million in 2003. No customer accounted for more than 10% of our revenue for the years ended December 31, 2003 and 2002.
Licenses. License revenue decreased from $49.6 million in 2002 to $34.0 million in 2003, a decrease of 31%. The decrease in license revenue was primarily due to the downturn in the overall market for information technology and software, offset in part by the addition of over 125 new license customers in 2003.
Services and Maintenance. Services and maintenance revenue increased from $33.3 million in 2002 to $37.4 million in 2003, an increase of 12%. This increase was due primarily to an increase in maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers. This increase is comprised of $4.0 million in additional maintenance revenue and an increase of $80,000 in professional services, training, billed expenses and partnership revenue. The number of professional services consultants increased from 46 to 59 and the number of employees in technical support increased from 12 to 13 between these periods.
Cost of Revenue
Licenses. Cost of license decreased from $4.8 million in 2002 to $2.2 million in 2003 primarily due to a $2.6 million decrease in royalty expense. We released enhanced versions of our portal product which incorporate proprietary technology not subject to royalty payments replacing certain royalty bearing functionality previously provided by third-party vendors. In 2003 we also had a one-time credit to expense of $525,000 associated with a reduction in the estimated liability of an expired contract.
Services and Maintenance. Cost of services and maintenance decreased from $12.7 million in 2002 to $11.3 million in 2003. Cost of professional services decreased from $10.5 million in 2002 to $9.1 million in 2003 primarily due to a reduction in our use of third-party consultants to deploy our products offset in part by an increase in the number of professional services staff. Cost of maintenance was $2.2 million in both 2002 and 2003.
Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services was $694,000 in 2002 and $246,000 in 2003. The amortization of acquired technology was $1.6 million in both 2003 and 2002.
Operating Expenses
Research and Development. Research and development expenses increased from $18.1 million in 2002 to $20.7 million in 2003. This increase was due to an increase in the average number of employees within our in-house development staff tasked to the enhancement and expansion of our product line. At December 31, 2002, we had 105 employees in engineering, compared to 128 employees at December 31, 2003.
Sales and Marketing. Sales and marketing expenses decreased from $33.3 million in 2002 to $30.6 million in 2003. This decrease was due primarily to reduced sales commissions expense of $2.8 million resulting from decreased license sales offset by an increase in the number of sales and marketing personnel. At December 31, 2002, we had 92 employees in sales and 15 employees in marketing as compared to 106 employees in sales and 17 in marketing at December 31, 2003.

plumtree software • 2004 annual report
page twenty
General and Administrative. General and administrative expenses decreased from $7.2 million in 2002 to $6.8 million in 2003. This decrease was primarily due to a reduction in bad debt expense of approximately $600,000 in 2003 as compared to 2002. At December 31, 2002 and 2003, we had 24 and 27 general and administrative personnel respectively.
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
Other Income (Expense), Net
Other income, net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents and interest expense incurred on our financing obligations. The net balance of other income increased from $718,000 in 2002 to $1.4 million in 2003 primarily due to a gain on the sale of an investment and an increase in interest income, net of expenses, offset by a decrease in the gain (loss) on foreign currency transactions. During 2003 we recognized a $475,000 gain on the sale of an investment, net of legal fees and commissions. We do not expect to benefit from similar gains on sales of investments in future periods. Interest income, net of interest expense, increased to $970,000 for 2003 from $773,000 in 2002 primarily from a increase in interest income primarily from the full year of interest earned on our cash proceeds from our initial public offering and a decrease in interest expense due to the expiration of our capital lease liability in 2003. The effect of foreign currency transactions was a loss of $(45,000) for 2003 as compared to a gain of $70,000 in 2002.
Provision for Income Taxes
We recorded an income tax provision of $1.2 million and $824,000 for the years ended December 31, 2002 and 2003, respectively related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.
Liquidity and Capital Resources
Since 2001, we have primarily financed our operations and capital expenditures through cash flow from operations. In June 2002, we completed our initial public offering resulting in net proceeds of $37.9 million. As of December 31, 2004, we had $65.0 million of cash and cash equivalents and short-term investments and $50.3 million in working capital.
Net cash used in operations in the year ended December 31, 2004 was $1.8 million compared to net cash provided by operations of $862,000 for the year ended December 31, 2003. The decrease in net cash flows from operations was driven primarily by management’s focus on investing money in the business to facilitate current and future growth. This contributed to a net loss of $9.6 million for 2004 as compared to a net loss of $1.5 million in 2003.
Capital expenditures were $2.2 million and $823,000 for the years ended December 31, 2004 and 2003, respectively. Our capital expenditures consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.
In addition, the Company recorded $2.5 million in cash provided by financing activities resulting from the exercise of stock options and purchases of common stock through the Company’s Employee Stock Purchase Plan (ESPP).
We have a $3.1 million revolving line of credit with Silicon Valley Bank that matured in August 2004. On October 25, 2004 we signed an amended agreement with Silicon Valley Bank that increased our credit limit to $4 million and eliminated the minimum cash balance requirement that previously existed related to page twenty-one
plumtree software • 2004 annual report
United States bank accounts and replaced this requirement with other financial covenants. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the revolving line of credit is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of December 31, 2004, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. As of December 31, 2004, we were in compliance with all financial covenants under the new revolving line of credit agreement with Silicon Valley Bank.
We expect to maintain our current level of operating expenses for the foreseeable future in order to execute our business plan. As a result, these operating expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 12 months, including working capital requirements and planned capital expenditures.
Contractual Obligations
The following table summarizes information about our contractual obligations as of December 31, 2004 (in thousands):

		Payments Due by Period

		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$6,089	$3,537	$2,552	$—	$—
Liabilities reflected on the balance sheet(1)	16,785	16,785	—	—	—

Total	$22,874	$20,322	$2,552	$—	$—

(1)	Includes only expected cash payments and therefore excludes deferred revenue as well as deferred rent.
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
We have expended, and plan to continue to expend, significant resources to establish our Enterprise Web Suite as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for plumtree software • 2004 annual report
page twenty-two
building new applications. Plumtree Collaboration Server, Plumtree Studio Server and Content Server are our most significant new product developments since the introduction of the Plumtree Corporate Portal. We are also beginning to focus our strategic efforts on Integrated Activity Management (“IAM”), a new category of composite applications that integrates systems, people and processes. To succeed, we must develop and market both enhancements to our historic core Plumtree Corporate Portal and related products and introduce new products that define the IAM product category. These and other new products and subsequent major version releases of our products may not achieve widespread market acceptance.
Even if we are successful in establishing our products as an enterprise-wide platform or in introducing IAM product and services, we face, among others, the following risks:

•	We will likely face new competitors, and some of our current system integrators and technology partners with whom we work closely may come to view our new products and services as competitive with their own products and services.

•	Our Enterprise Web Suite is designed to be open and integrate existing data and processes from enterprise’s systems. To remain competitive, we must increase the number of systems and applications that can be integrated into and built with our portal platform as Web services. These activities have strained and will increasingly strain our development and support infrastructure and may require us to add significant additional personnel.

•	The IAM market is new. We may expend significant time, engineering, marketing and other resources in attempting to enter into and develop products for the IAM market, which may not develop in the near-term or at all. Our efforts to address the IAM market may also detract from our Enterprise Web Suite focus and historic Plumtree Corporate Portal business or result in customer or market confusion regarding our strategy.

•	The industry may develop and adopt technology standards different from the standards presently incorporated in our products resulting in our products failing to achieve market acceptance or becoming less competitive.

We have a history of losses, and given expected increases in operating expenditures, we may never sustain profitability on a quarterly or annual basis, which would have a harmful effect on our business and the value of our common stock.
Other than brief profitability in 2002, we incurred substantial net losses in each year since inception in 1996. For the year ended December 31, 2004 and 2003, we had a net loss of $9.6 million and $1.5 million, respectively. As of December 31, 2004, we had an accumulated deficit of approximately $50.6 million.
In 2004, our total operating expenses increased from $59.7 million to $72.5 million. As we continue to invest in the business, our results of operations may fluctuate. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to achieve or sustain operating profitability on a consistent basis, if at all. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably or control negative cash flows on a quarterly or annual basis could harm our business and the value of our common stock.

Because our quarterly operating results are volatile and difficult to predict, our operating results in one or more future periods are likely to fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.
As a result of the evolving nature of the market in which we compete, our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our success depends page twenty-three
plumtree software • 2004 annual report
upon our ability to increase sales of our products and services to our new and existing customers. Our license revenue is comprised substantially of one-time license fees. As a result, we will be required to regularly and increasingly attract and contract with additional customers for substantial license fees on a timely basis to realize comparable or increased license revenue. Our services and maintenance revenue historically has been comprised almost entirely of consulting fees and technical support and maintenance fees. Our services revenue has a substantially lower gross margin than our license revenue. To the extent the percentage of our services revenue increases compared to the percentage of license revenue, our profitability would be impaired. Our maintenance contracts are generally renewable for 12-month periods. If our customers elect not to renew their maintenance contracts or seek to renegotiate price each year, our revenue could decline.
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
The market for our products and services is newly emerging and additional customers may not adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depend principally on our ability to:

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

plumtree software • 2004 annual report
page twenty-four

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
We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended December 31, 2004, our top 10 customers accounted for approximately 23% of our total revenue. Our operating results and stock price would be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

We typically do substantial business with the United States government and other domestic and international public entities, and our ability to sell to governments is susceptible to unpredictable budgetary and policy changes and involves specific risks that could harm our business.
We derive a significant portion of our software license and service revenue from governmental entities. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Additionally, the government may require special intellectual property rights and other license terms generally more favorable those typical in private commercial contracts, these requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations. The government often retains the right to audit its vendors for compliance. In February 2005, we became aware that in connection with certain sales entered into during the fourth quarter of 2004, we did not comply with the terms of an agreement with the U.S. General Services Administration (GSA). As a result, we voluntarily offered GSA a temporary price reduction. In response, the matter was referred for further consideration within the GSA. The GSA may decide to accept our offer of a temporary price reduction, or it may elect to take other action, such as an audit of our compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our business and operating results.

Our business currently depends on revenue related to our flagship product suite, the Enterprise Web Suite, and if the market does not increasingly accept this product and related products and services, our revenue may decline.
We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets (formerly known as “gadget web services”), the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We also resell third party products and services that offer complementary functionality to the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in June 2003 we released version 5.0 of our portal product and in September 2004 we released version 5.0J for Java platforms. If new and future versions and updates of our products and services, including our new versions or updates to our Plumtree Corporate Portal and our page twenty-five
plumtree software • 2004 annual report
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
The nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last nine to twelve months or longer and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, seasonal fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. Actions being taken to improve our sales execution could also result in a lengthening of our sales cycle.

Efforts taken to improve our sales focus and shorten our sales cycle, may not be effective and the expected benefits may not be realized when expected or at all.
To improve our sales focus and shorten our sales cycle, we have, among other things, recently reorganized our sales force; focused training efforts for some sales personnel around selling our products into specific industries such as pharmaceuticals and consumer retail; taken action to improve our customer lead generation; and hired a new Chief Operating Officer, Vice President of World Wide Sales and several other sales managers who are implementing changes in our sales methodology. While these initiatives are intended to improve our sales focus and reduce our typical sales cycle, we may not achieve the expected benefits of these actions to the extent anticipated in the long term. The new additions to management may not be as effective as anticipated. The implementation of new sales methodologies and the retraining process involved in developing industry focused sales teams may result in longer sales cycles during the period of transition, which could harm our operating results and business.

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
We sell our products primarily through our direct sales force and, although we are seeking to expand our indirect sales channels, we expect to continue to rely on direct sales in the immediate future. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train and retain qualified direct sales personnel. We have in the past and may in the future experience difficulty in recruiting and retaining qualified plumtree software • 2004 annual report
page twenty-six
sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of nine to nine months or more before newly-hired direct sales people become productive and can generate revenue. In addition to recently hiring a new Chief Operating Officer and Vice President of World Wide Sales, we added a number of new sales executives. These management changes and reorganization efforts have resulted in and in the near-term are expected to continue to result in attrition in our sales force. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.
We have relationships with a number of systems integrators and resellers, such as Exceptional Software, HandySoft, Bantu, Logicon, Booz Allen, Bearing Point, Lexis Nexis, Lockheed Martin, Nexzone, Webegg, Project Performance Corporation, SAIC and SRA International. Our relationships with these parties who market, sell and deploy our products have been a key factor in our overall business strategy. We are currently seeking to expand our indirect sales channels and recently hired a new head of channel sales. Our efforts to expand our relationships with integrators and resellers may not succeed and these relationships involve a number of risks, including:

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
We have relationships with technology providers, such as Sun Microsystems, Cognos, MediaEdge, SEEC, Project Performance Corporation, Stellent, Inxight, Oblix, BEA, Handysoft, Swan Labs, Thomson Publishing, and EMC, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these or other technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated page twenty-seven
plumtree software • 2004 annual report
customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software or software we furnish contains errors, our ability to develop and market our products and services will be harmed and we may lose customers or experience reduced market acceptance of our products.
Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including version 5.0 (released in June 2003) and 5.0J (released in September 2004) of our portal product, and upcoming portal product version releases, our server products, and new product introductions may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to build or deploy our products, has contained, and may in the future contain, defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may not be paid for work performed subject to acceptance rights or fixed price bidding, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to warranty and product liability claims by our customers.
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
The Enterprise Web Suite is designed to integrate with and support a broad set of software applications and online services through Plumtree Portlet Web Services. To gain broad market acceptance, and to execute on plumtree software • 2004 annual report
page twenty-eight
our strategy of “radical openness,” we believe that we must support an increased number of technology standards, operating environments, applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of technology standards, applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our Enterprise Web Suite with products in their portfolio.

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

page twenty-nine
plumtree software • 2004 annual report

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

plumtree software • 2004 annual report
page thirty
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
We have invested substantial capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 28% and 21% of our total revenue during the year ended December 31, 2004 and 2003, respectively. If we are unable to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow our overall growth and impair operating margins.
We have committed substantial resources to modify our products for selected international markets, including France, Germany, South Korea, Italy, Spain, Brazil, Portugal, China, the Netherlands and Japan. We expect to continue to commit additional resources to modify our products for other select international markets and to develop our international sales and support organization. We are also investing resources in attracting and developing more distributors and resellers in local markets. However, even if we successfully expand our international operations and successfully modify our products, we may be unable to maintain or increase international market demand for our products.
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

page thirty-one
plumtree software • 2004 annual report
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
We believe that proprietary rights are important to our business. We have one issued patent. We have fifteen non-provisional patent applications pending with the U.S. Patent and Trademark Office including eight published U.S. applications, two international patent applications pending with the World Intellectual Property Organization, two international patent applications pending in the Canadian Patent Office, two patent applications pending in the Chinese (PRC) Patent Office, six patent applications pending in the European Patent Office including two published European applications and two Hong Kong extensions, two patent applications pending in the Indian Patent Office, three patent applications pending in the Japanese Patent Office, one patent application pending in the Australian patent office and one patent application pending in the Korean Patent Office. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.
As described in Note 7 to our financial statements and elsewhere in this report, we were involved in a trademark dispute, which was settled, primarily to protect the value of our Plumtree trademarks in Europe.
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

plumtree software • 2004 annual report
page thirty-two
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
As described in Note 7 to our consolidated financial statements and elsewhere in this report, we are currently involved in a patent suit where the plaintiff, Datamize, has alleged we were infringing one of its patents. The court in this matter recently granted our motion on summary judgment, holding that the patent which was the subject of the litigation was invalid. However, Datamize recently appealed entry of summary judgment of invalidity. Also, based on prior communications, we believe that Datamize might bring an action alleging infringement of two other patents issued to Datamize. We have filed an action for a declaratory judgment seeking a determination that we are not infringing these other patents. Datamize is seeking to dismiss this action. We intend to vigorously defend against Datamize’s allegations of infringement and vigorously pursue its claim for declaratory relief.
During 2004, our defense costs related to this litigation have increased substantially, and may continue to increase based on related events. The tactical direction and pace of litigation, especially in complex patent matters, are inherently difficult to predict. Therefore, our legal costs may fluctuate substantially with little notice which could affect our financial results.
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
From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays, require us to indemnify our alliance members and customers, require us to refund license fees or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms page thirty-three
plumtree software • 2004 annual report
acceptable to us or at all, which could harm our business. We have and are likely in the future to hire employees subject to agreements containing non-competition clauses and non-solicitation covenants which purport to limit their ability to work for us, interact with some or all of our customers or prospective customers, or to solicit former colleagues or others for employment at Plumtree. Although these types of restrictions are often difficult to enforce, especially in California, we may still be subject to claims that we violated these restrictions. Such claims against the Company or our employees, with or without merit, could cause a significant diversion of management attention or the employees’ attention, and result in costly and protracted litigation.
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
     We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging. We have established a hedging program to hedge only known asset and liability exposures denominated in foreign currencies. We regularly review our hedging plumtree software • 2004 annual report
page thirty-four
program and will make adjustments based on our judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.
     Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for share-based payments

•	accounting for income taxes
In particular, the FASB recently enacted SFAS 123R which will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business (see Note 2).
     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased reduced coverage at substantially higher cost than in the past. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

page thirty-five
plumtree software • 2004 annual report
Risks Relating to Our Industry

Intense competition and consolidation in our industry could limit our ability to attract and retain customers.
The market for our products is intensely competitive and highly fragmented, subject to rapid technological change, evolving industry standards and changes in customer needs. Our current competitors include established software vendors that are Web-enabling their applications or are building infrastructure software, emerging companies offering competitive products and companies choosing to build their own solutions. Some of our large competitors may expand their competitive product offerings through acquisitions. For example, Vignette acquired Epicentric, Inc. in December 2002; Open Text Corporation acquired Corechange, Inc. in February 2003; WebMethods acquired certain assets of Data Channel in October 2003; and Vignette acquired Intraspect in December 2003. Many of our competitors have longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, offer more aggressive pricing policies, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify or emerge and have a material adverse effect on our business, financial condition and operating results.

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
New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server as well as version 5.0J of the Plumtree Corporate Portal were released in the past twelve months or have been recently updated, increasing the risk of undetected defects or errors. Efforts to correct any such errors or defects could divert our engineers from or delay development of new products. In addition, our efforts to develop and release new products of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problems. Product release delays or product defects could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties plumtree software • 2004 annual report
page thirty-six
that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

Terrorist activities and resulting military and other actions could harm our business
The terrorist attacks of September 11, 2001 and the war in Iraq, and expanded military action associated with the war on terror, have disrupted commerce throughout the world. The continued threat of terrorism continued military action and heightened security measures in response to this threat have diverted public and corporate spending priorities and periodically disrupted commerce. To the extent that these events result in a general decrease in corporate spending on information technology, our business and results of operations could be harmed. We are unable to predict whether these threats or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed.

Business disruptions in the event of a catastrophic event.
We are a highly automated business and a disruption or failure of our systems in the event of a major earthquake, cyber-attack, or other catastrophic event could cause delays in completing sales and providing services. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in San Francisco California, which is near a major earthquake fault. A catastrophic event that results in the destruction or disruption of any of our critical page thirty-seven
plumtree software • 2004 annual report
business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2004, we had cash, cash equivalents and short-term investments totaling $65.0 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one to two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on the duration of our portfolio and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.
For the year ended December 31, 2004, we earned approximately 28% of our revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. We have implemented a hedging strategy which should mitigate our exposure to currency fluctuation. We hedge our net recognized foreign currency assets and liabilities with short-term forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. However, this may not provide absolute assurance that exchange rate fluctuations will not adversely affect our financial results in the future. There were no outstanding contracts as of December 31, 2004.
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.
We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.
See also Note 12 in our notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
The response to this item is submitted as a separate section of this Form  10-K. See Item 15 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report in Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in the Internal Control— Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is plumtree software • 2004 annual report
page thirty-eight
effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially effect our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Plumtree have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.
Item 9B. Other Information
On March 10, 2005, we adopted a 2005 Employee Bonus Plan for certain employees, including certain executive officers, which was approved by the Compensation Committee of the Board of Directors of the Company. The bonus plan is designed to attract, retain and reward the employee participants of the plan for their performance. The Plan is a discretionary bonus plan and all payments thereunder are made solely at the discretion of management.
The bonus amounts for manager-level employees are determined by the performance of both the individual and the Company for the quarter or year, as the case may be. The bonus amounts for the executive team members are based exclusively on the Company’s performance, which is primarily measured by annual revenue growth and earnings performance to a lesser extent. The Compensation Committee establishes the performance measures for each year, and has the authority to modify these measures quarterly throughout the year as appropriate.
This description of the 2005 Employee Bonus Plan is qualified in its entirety by the plan, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K and incorporated herein by reference.
On March 10, 2005, the cash compensation plan for Plumtree’s independent directors was increased. Set forth below is the independent director cash compensation for 2003, 2004 and 2005.
Annual Retainer Schedule

	2003	2004	2005
Category

Board Retainer	$15,000	$20,000	$30,000
Chairman Retainer	—	20,000	25,000
Audit Committee Chairman	20,000	20,000	25,000
Audit Committee Member	10,000	10,000	10,000
Compensation Committee Chairman	—	10,000	15,000
Compensation Committee Member	—	7,500	10,000
Nominating Committee Chairman	—	10,000	10,000
Nominating Committee Member	—	7,500	7,500

page thirty-nine
plumtree software • 2004 annual report
All fees are paid quarterly in arrears. In addition, Plumtree reimburses directors for reasonable travel and other expenses incurred in attending meetings or participating in professional development and education activities. All changes to the 2005 Director’s Compensation Plan are effective April 1, 2005.
This description of the 2005 Independent Director Cash Compensation Plan is filed as Exhibit 10.24 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 10.	Directors and Officers of the Registrant
Information regarding our directors and executive officers will appear under “Directors and Officers of the Company” in our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 20, 2005. That portion of the Proxy Statement is incorporated by reference into this report.
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form  8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act will appear under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.	Executive Compensation
Information about compensation of our named executive officers will appear under “Executive Compensation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
Information about security ownership of certain beneficial owners and management will appear under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.
Item 13. Certain Relationships and Related Transactions
Information about certain relationships and related transactions will appear under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
Item 14. Principal Accountant Fees and Services
Information about principal accountant fees and services as well as related pre-approval policies will appear under “Fees Paid to KPMG, LLP” and “Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

plumtree software • 2004 annual report
page forty
Item 15. Exhibits
(a) 1. Financial Statements
The following financial statements are filed as part of this report:
(a) 2. Financial Statement Schedules
None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(a) 3. Exhibits
Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen common stock certificate(1)
4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C.(1)
4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C.(1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees(1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder(1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder(1)
10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder(3)
10.5*	2002 Director Option Plan, and form of agreements thereunder(1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank(1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C.(1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)
10.9*	Offer letter between the Registrant and John H. Kunze(1)
10.10*	Offer letter between the Registrant and Eric Borrmann(1)
10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)
10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)
10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C.(2)

page forty-one
plumtree software • 2004 annual report

Exhibit	Description

10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C.(2)
10.15*	Offer letter between Registrant and Eric Zocher(2)
10.16*	2004 Bonus Plan(3)
10.17*	2004 Outside Director Stock in Lieu of Fees Plan(3)
10.18*	Employment Agreement between the Registrant and Paul Ciandrini(4)
10.19*	Employment Agreement between the Registrant and Ira Pollack(4)
10.20*	Offer Letter between the Registrant and Adriana Chiocchi(4)
10.21	Office Lease for 505 Sansome Street, dated October 22, 2004, between Registrant and Transamerica Realty Investment Properties, LLC.(5)
10.22	Revolving Line of Credit Amendment, dated October 25, 2004, between Registrant and Silicon Valley Bank(5)
10.23*	2005 Bonus Plan
10.24*	2005 Independent Director Cash Compensation Plan
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 12, 2004 (File No. 001-31344).

(4)	Incorporated by reference to Exhibits Filed with Registrant’s Form 10-Q for the quarter ended June 30, 2004 and filed with the SEC on August 6, 2004 (File No. 001-31344).

(5)	Incorporated by reference to Exhibits filed with Registrants Form 10-Q for the quarter ended September 30, 2004 and filed with SEC on November 5, 2004 (File No. 001-31344).

plumtree software • 2004 annual report
page forty-two
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Plumtree Software, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Plumtree Software, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Plumtree Software Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Plumtree Software Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Also, in our opinion, Plumtree Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control— Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plumtree Software Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
March 7, 2005

page forty-three
plumtree software • 2004 annual report
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Plumtree Software, Inc.:
We have audited the accompanying consolidated balance sheets of Plumtree Software, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Standard Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plumtree Software, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plumtree Software, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of and effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
March 7, 2005

plumtree software • 2004 annual report
page forty-four

	As of December 31,
(In thousands, except per share amounts)	2004	2003

CONSOLIDATED BALANCE SHEETS
Assets
Current assets:
Cash and cash equivalents	$23,136	$20,434
Short-term investments	41,898	47,255
Accounts receivable (net of allowance for doubtful accounts of $787 and $522)	20,552	17,171
Prepaid and other current assets	2,313	2,079

Total current assets	87,899	86,939
Property and equipment, net	2,532	1,798
Other assets	380	2,025

Total assets	$90,811	$90,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,841	$1,312
Accrued and other current liabilities	14,944	12,084
Current portion of deferred revenue	20,804	18,366

Total current liabilities	37,589	31,762
Deferred revenue, less current portion	1,856	661
Deferred rent	360	448

Total liabilities	39,805	32,871

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized—20,000 shares; Issued and Outstanding—None	—	—
Common stock, $0.001 par value:
Authorized—100,000 shares, Issued and Outstanding— 32,397 shares and 31,265 shares in 2004 and 2003	32	31
Additional paid in capital	102,104	99,747
Deferred stock-based compensation	(165)	(868)
Accumulated other comprehensive loss	(412)	(92)
Accumulated deficit	(50,553)	(40,927)

Total stockholders’ equity	51,006	57,891

Total liabilities and stockholders’ equity	$90,811	$90,762

The accompanying notes are an integral part of these consolidated financial statements.

page forty-five
plumtree software • 2004 annual report

	For the Years Ended December 31,

(In thousands, except per share amounts)	2004	2003	2002

CONSOLIDATED STATEMENTS OF OPERATIONS
Revenue:
Licenses	$35,727	$34,044	$49,581
Services and maintenance	48,421	37,408	33,338

Total revenue	84,148	71,452	82,919

Cost of revenue:
Licenses	1,369	625	3,181
Services and maintenance	19,036	11,331	12,685
Amortization of stock-based compensation and acquired technology	1,592	1,823	2,292

Total cost of revenue	21,997	13,779	18,158

Gross margin	62,151	57,673	64,761

Operating expenses:
Research and development	24,495	20,667	18,140
Sales and marketing	36,416	30,637	33,281
General and administrative	10,889	6,845	7,241
Restructuring charges	307	475	441
Amortization of stock-based compensation	372	1,117	2,806

Total operating expenses	72,479	59,741	61,909

Income (loss) from operations	(10,328)	(2,068)	2,852
Other income (expense):
Interest income, net	1,089	970	773
Other income (expense)	194	455	(55)

Other income, net	1,283	1,425	718

Income (loss) before income taxes	(9,045)	(643)	3,570
Provision for income taxes	581	824	1,180

Net income (loss)	$(9,626)	$(1,467)	$2,390

Net income (loss) per share:
Basic	$(0.30)	$(0.05)	$0.12

Diluted	$(0.30)	$(0.05)	$0.08

Shares used in per share calculations:
Basic	32,039	30,640	19,861

Diluted	32,039	30,640	30,267

The accompanying notes are an integral part of these consolidated financial statements.

plumtree software • 2004 annual report
page forty-six

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid in
(In thousands)	Shares	Amount	Shares	Amount	Capital

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Balance at December 31, 2001	16,581	$17	7,650	$8	$62,277
Issuance of common stock from initial public offering, net of issuance costs of $4,555	—	—	5,000	5	37,940
Conversion of preferred stock to common stock	(16,581)	(17)	16,629	17	—
Repurchase of common stock	—	—	(75)	—	(56)
Exercise of warrants	—	—	187	—	—
Exercise of stock options	—	—	48	—	73
Amortization of stock-based compensation	—	—	—	—	—
Cancellation of unvested options	—	—	—	—	(1,850)
Unrealized gain on investments	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net income	—	—	—	—	—

Balance at December 31, 2002	—	$—	29,439	$30	$98,384
Issuance of common stock from ESPP	—	—	462	—	1,272
Exercise of stock options	—	—	1,377	1	823
Repurchase of common stock	—	—	(13)	—	(12)
Repayment of notes receivable from stockholders	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—
Cancellation of unvested options	—	—	—	—	(720)
Unrealized loss on investments	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2003	—	$—	31,265	$31	$99,747

Exercise of stock options	—	—	549	—	931
Issuance of common stock from ESPP	—	—	583	1	1,618
Issuance of options to non-employee	—	—	—	—	30
Amortization of stock-based compensation	—	—	—	—	—
Cancellation of unvested options	—	—	—	—	(222)
Unrealized loss on investments	—	—	—	—	—
Translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2004	—	$—	32,397	$32	$102,104

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Notes		Other
	Receivable	Deferred	Comprehensive		Total
	from	Stock-based	Income	Accumulated	Stockholders’	Comprehensive
(In thousands)	Stockholders	Compensation	(Loss)	Deficit	Equity	Income (Loss)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Balance at December 31, 2001	$(674)	$(8,301)	$(34)	$(41,850)	$11,443	$(7,822)
Issuance of common stock from initial public offering, net of issuance costs of $4,555	—	—	—	—	37,945
Conversion of preferred stock to common stock	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(56)
Exercise of warrants	—	—	—	—	—
Exercise of stock options	—	—	—	—	73
Amortization of stock-based compensation	—	3,500	—	—	3,500
Cancellation of unvested options	—	1,850	—	—	—
Unrealized gain on investments	—	—	229	—	229	229
Translation adjustment	—	—	(172)	—	(172)	(172)
Net income	—	—	—	2,390	2,390	2,390

Balance at December 31, 2002	$(674)	$(2,951)	$23	$(39,460)	$55,352	$2,447

Issuance of common stock from ESPP	—	—	—	—	1,272
Exercise of stock options	—	—	—	—	824
Repurchase of common stock	—	—	—	—	(12)
Repayment of notes receivable from stockholders	674	—	—	—	674
Amortization of stock-based compensation	—	1,363	—	—	1,363
Cancellation of unvested options	—	720	—	—	—
Unrealized loss on investments	—	—	(103)	—	(103)	(103)
Translation adjustment	—	—	(12)	—	(12)	(12)
Net loss	—	—	—	(1,467)	(1,467)	(1,467)

Balance at December 31, 2003	$—	$(868)	$(92)	$(40,927)	$57,891	$(1,582)

Exercise of stock options	—	—	—	—	931
Issuance of common stock from ESPP	—	—	—	—	1,619
Issuance of options to non-employee	—	—	—	—	30
Amortization of stock-based compensation	—	481	—	—	481
Cancellation of unvested options	—	222	—	—	—
Unrealized loss on investments	—	—	(390)	—	(390)	(390)
Translation adjustment	—	—	70	—	70	70
Net loss	—	—	—	(9,626)	(9,626)	(9,626)

Balance at December 31, 2004	$—	$(165)	$(412)	$(50,553)	$51,006	$(9,946)

The accompanying notes are an integral part of these consolidated financial statements.

page forty-seven
plumtree software • 2004 annual report

	For the Years Ended December 31,

(In thousands)	2004	2003	2002

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income (loss)	$(9,626)	$(1,467)	$2,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	265	(111)	505
Depreciation and amortization	1,487	1,722	1,846
Loss on disposal of property & equipment	—	—	214
Accretion of short-term investments	822	716	—
Gain on sale of investment	—	(475)	—
Amortization of stock-based compensation	480	1,363	3,500
Amortization of acquired technology	1,484	1,577	1,597
Issuance of options to non-employee	30	—	—
Amortization of warrants issued for services	37	42	52
Changes in assets and liabilities:
Accounts receivable	(3,646)	(441)	733
Prepaid and other current assets	(271)	68	(908)
Other assets	161	293	(395)
Accounts payable	529	(318)	167
Accrued and other current liabilities	2,860	(2,589)	(791)
Deferred revenue	3,633	488	(2,060)
Other long-term liabilities	(88)	(6)	120

Net cash provided (used in) by operating activities	(1,843)	862	6,970

Cash flows from investing activities:
Proceeds from sale of investment	—	475	—
Purchases of short-term investments	(35,939)	(41,267)	(46,141)
Maturities of short-term investments	40,085	37,861	1,703
Purchases of property and equipment	(2,221)	(823)	(1,824)

Net cash provided by (used in) investing activities	1,925	(3,754)	(46,262)

Cash flows from financing activities:
Payments on capital lease obligations	—	(74)	(283)
Proceeds from short-term debt	—	—	1,600
Repayments on short-term debt	—	—	(3,200)
Repayments of employee notes receivable	—	674	—
Proceeds from initial public offering, net	—	—	37,945
Proceeds from issuance of common stock	2,550	2,096	73
Repurchase of common stock	—	(12)	(56)

Net cash provided by financing activities	2,550	2,684	36,079

Effect of change in exchange rates on cash and cash equivalents	70	(13)	(172)

Net increase (decrease) in cash and cash equivalents	2,702	(221)	(3,385)
Cash and cash equivalents at beginning of year	20,434	20,655	24,040

Cash and cash equivalents at end of year	$23,136	$20,434	$20,655

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$145	$576	$814

Cash paid for interest	$16	$155	$113

The accompanying notes are an integral part of these consolidated financial statements.

plumtree software • 2004 annual report
page forty-eight
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY
Plumtree Software, Inc. (the “Company”) develops, markets and sells a suite of software products integrated into a common platform for deploying advanced Web applications. The Company was originally incorporated in the State of California on July 18, 1996 and reincorporated in the State of Delaware on May 31, 2002 (see Note 3).
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.
Foreign Currency Translation
The functional currency of the Company’s subsidiaries is the local currency (with the exception of Switzerland which uses the Euro as its functional currency). Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense).
In the fourth quarter of 2004, the Company finalized certain critical steps associated with the liquidation of the Switzerland entity as follows:

•	Completed the valuation of assets and liabilities of the entity

•	Developed a formal liquidation plan

•	Prepared tax ruling documents

•	Obtained approval to repatriate all cash balances currently held
Through September 30, 2004, the Switzerland entity owed approximately $17 million to Plumtree Software, Inc. (United States) which was considered to be a long-term investment in nature. As prescribed by Statement of Financial Accounting Standard (SFAS) 52 “Foreign Currency Translation”, the Company accounted for gains and losses on fluctuations in foreign currency related to this inter-company balance in accumulated comprehensive loss, as a separate component of stockholder’s equity. However, as a result of the steps taken in the fourth quarter, management, as required by SFAS 52, evaluated the nature of the inter-company balance and concluded that a portion of the amount payable to the parent company (equal to the cash balances available for repatriation) had became short term in nature. As a result, the Company recorded a foreign currency transaction gain of approximately $881,000, which was offset by $763,000 of foreign exchange losses related to the revaluation of international cash in other than the functional currency, for a total net gain of $118,000. This amount is included in the other income (expense) line in the accompanying consolidated statement of operations. In January 2005, the Company repatriated certain cash balances and proceeded with liquidation procedures.

page forty-nine
plumtree software • 2004 annual report
Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.
The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date For the
	Years Ending December 31,			As of December 31, 2004

	2005	2006	Total Book Value	Unrealized Losses	Total Fair Value

Taxable auction rate securities	$2,000	$—	$2,000	$—	$2,000
US Government agencies	12,903	9,500	22,403	(182)	22,221
Corporate notes	12,708	5,050	17,759	(82)	17,677

Total	$27,612	$14,550	$42,162	$(264)	$41,898

It is our policy to review our short term investments on a regular basis to evaluate whether or not any investment is impaired. With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by Moody’s of A-1 or higher, Fitch’s F-1 or higher or Standard & Poors of P-1 or higher.
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
In accordance with EITF 03-01, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US Government Notes	$20,717	$(177)	$1,504	$(5)	$22,221	$(182)
Corporate Notes	8,346	(27)	9,331	(54)	17,677	(81)

Total:	$29,063	$(204)	$10,835	$(60)	$39,898	$(264)

Market values were determined for each individual security in the investment portfolio. The decline in value of investments is primarily related to changes in interest rates and are considered to be temporary in nature.

plumtree software • 2004 annual report
page fifty

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
No customer accounted for greater than 10% of total revenue for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 and 2003, no customer accounted for greater than 10% of accounts receivable.

Valuation Accounts
Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Beginning			Ending
	Balance	Provision	Write-offs	Balance

Year ended December 31, 2004	$522	$265	$—	$787
Year ended December 31, 2003	$754	$(111)	$121	$522
Year ended December 31, 2002	$1,184	$505	$935	$754

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the shorter of the lease term or the estimated useful life of two to four years.

Income Taxes
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change on tax rates is recognized in income in the period the change is enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be recovered.

Commissions
The Company recognizes commission expense in the period in which the sales arrangement has been finalized, which may or may not coincide with the recognition of revenue for the respective contract.
    Stock-Based Compensation
The Company has elected to follow the guidance in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees to account for employee stock options. Accordingly, the Company recognizes no compensation expense with respect to stock-based awards to employees for which the exercise price equals the fair market value of the underlying stock on the date of grant. The Company has determined pro forma information regarding net income (loss) and net income (loss) per share as if the Company had accounted for employee stock options under the fair value method under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure

page fifty-one
plumtree software • 2004 annual report
(SFAS 148). The fair values of these stock-based awards to employees were estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.0%	2.6%	3.6%
Expected life of the option	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	66%	94%	105%
The fair value of share purchase rights under the ESPP was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions for 2004, 2003 and 2002 respectively: risk free interest rate of 1.34%, 2.4%, and 2.4%; expected life of 1.12, 1.25 and 1.25 years; dividend yield of 0%, 0% and 0%; and volatility of 52%, 105% and 105%.
For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the years ended December 31, 2004, 2003 and 2002 were $2.17, $2.43 and $2.88 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the years ended December 31, 2004, 2003 and 2002 were $1.18, $1.36 and $4.94 per share, respectively. The Company’s pro forma net loss (in thousands) and pro forma net loss per share data under SFAS No. 123 are as follows:

	Years Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$(9,626)	$(1,467)	$2,390
Add: Stock-based employee compensation expense included in net income (loss)	480	1,363	3,500
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(6,864)	(8,429)	(6,377)
Pro forma net loss under SFAS 123	$(16,010)	$(8,533)	$(487)

Net income (loss) per common share— basic:
As reported under APB 25	$(0.30)	$(0.05)	$0.12
As reported under SFAS 123	$(0.50)	$(0.28)	$(0.02)
Net income (loss) per common share— diluted:
As reported under APB 25	$(0.30)	$(0.05)	$0.08
As reported under SFAS 123	$(0.50)	$(0.28)	$(0.02)
In connection with the grant of certain stock options to employees during the year ended December 31, 2001, the Company recorded deferred stock-based compensation of approximately $4.4 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders’ equity and amortized on an accelerated basis over the vesting period of the applicable options, generally four years. No deferred stock based compensation was recorded during the years ended December 31, 2004, 2003 and 2002. Approximately $480,000, $1.4 million and $3.5 million was expensed during the years ended December 31, 2004, 2003 and 2002, respectively. Compensation expense is plumtree software • 2004 annual report
page fifty-two
decreased in the period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder. The Company’s stock-based compensation expense by category is as follows:

	For the Years Ended
	December 31,

	2004	2003	2002

Amortization of stock-based compensation included in cost of revenue	$108	$246	$694

Amortization of stock-based compensation included in operating expenses:
Research and development	$170	$510	$1.247
Sales and marketing	165	494	1,281
General and administrative	37	113	278

Total stock-based compensation included in operating expenses	372	1,117	2,806

Total stock-based compensation	$480	$1,363	$3,500

    Restructuring Charges
In June 2004, the Company undertook a workforce reduction and incurred a charge of $307,000. The Company had paid for all of the costs incurred as a result of the restructuring as of December 31, 2004.
In July 2003, the Company undertook a workforce reduction and incurred a charge of $475,000. The Company had paid for all of the costs incurred as a result of the restructuring as of December 31, 2003.
In October 2002, the Company undertook a workforce reduction and incurred a charge of $441,000. The Company had paid for all of the costs incurred as a result of the restructuring as of December 31, 2002.
    Software Development Costs
The Company accounts for internally generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the development of a working model and further defines as the completion of beta testing of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of unamortized cost or net realizable value. To date, internal software development costs that were eligible for capitalization have been insignificant and the Company has charged all software development costs to research and development expense as incurred.
The Company has capitalized technology costs associated with the acquisitions discussed in Note 5, as the technology acquired had reached technological feasibility prior to acquisition. The Company has fully amortized the capitalized technology costs as of December 31, 2004.
    Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management include the valuation allowance related to net deferred tax assets, the determination of the fair value of stock options, allowance for doubtful accounts and certain contingency items.

page fifty-three
plumtree software • 2004 annual report
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
The Company enters into certain arrangements involving the resale of third party software. The revenue related to these arrangements is reported gross if management determines that it is acting as a principal in the arrangement and is assuming certain risks and rewards or net if management determines that it is acting as an agent in the arrangement, in accordance with the provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. Management’s determination is based on a number of factors including who is the perceived as the primary obligor in the transaction, who is assuming credit risk and the degree of pricing latitude the Company maintains.
Service revenue consists of consulting, training and installation services that the Company provides to its customers. Revenue from such services is generally recognized as the service is proportionately performed. If services are included with a license agreement, and services are not essential to the functionality of the software, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately.
Maintenance revenue relates to the technical support and software updates the Company provides to its customers. Revenue on maintenance contracts is recognized ratably over the term of the contract. If maintenance is bundled with a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE as established by the consistent renewals the Company charges in accordance with its contracts and its established pricing.
    Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for all potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, and common stock plumtree software • 2004 annual report
page fifty-four
subject to repurchase, using the treasury stock method, and from convertible preferred stock, using the “if-converted” method (in thousands).

	Years Ended December 31,

	2004	2003	2002

Net income (loss)	$(9,626)	$(1,467)	$2,390

Basic:
Weighted average shares of common stock outstanding	32,039	30,700	20,140
Less: Weighted average shares subject to repurchase	—	(60)	(279)

Weighted average shares used in computing basic net income (loss) per share	32,039	30,640	19,861

Basic net income (loss) per share	$(0.30)	$(0.05)	$0.12

Diluted:
Weighted average shares used above	32,039	30,640	19,861
Add: Weighted average shares subject to repurchase	—	—	279
Add: Weighted average adjustment to reflect the effect of the conversion of convertible preferred stock	—	—	6,996
Add: Net additional shares related to assumed option and warrant exercises under the treasury method	—	—	3,131
Weighted average shares used in computing diluted net Income (loss) per share	32,039	30,640	30,267

Diluted net income (loss) per share	$(0.30)	$(0.05)	$0.08

Potentially dilutive securities not included in diluted weighted average shares outstanding include (in thousands):

	As of December 31,

	2004	2003

Common stock subject to repurchase	—	16
Options to purchase common stock	11,777	10,366
Employee stock purchase plan	273	224
Warrants	41	41

Total	12,091	10,647

Common stock subject to repurchase includes founders’ stock and common stock issued pursuant to unvested option exercises. Weighted average exercise price for options excluded was $3.92 and $4.13 for December 31, 2004 and 2003, respectively.
    Comprehensive Income (Loss)
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders (“comprehensive income”). Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity, including unrealized gains and losses on investments and foreign translation adjustments.

page fifty-five
plumtree software • 2004 annual report
    Recent Accounting Pronouncements
In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows. However, upon adoption, the Company may be required to present certain of its “available for sale” investments with stated maturities greater than twelve months within long-term assets. The effective date for the measurement and recognition guidance contained in paragraphs 10 — 20 of EITF 03-1 has been delayed by the FASB until all deliberation has been completed.
In December 2004, the FASB issued SFAS 123R “Share-Based Payment.” SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123R is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company expects to apply the modified prospective approach for the transition period beginning July 1, 2005. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123R. Historical proforma data is included in Note 2. The Company expects this to have a material impact on reported net income (loss) in future periods after adoption.
In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company does not expect this pronouncement to have a significant affect on operations.

Reclassifications
Certain prior year amounts for deferred revenues have been reclassified to conform to the current period presentation. In general, the Company enters into maintenance contracts with customers that span a 12-month period and are renewable on an annual basis. As a result of increased maintenance contracts that span over multiple terms, we have classified $1.9 million and $661,000 as long-term deferred revenue as of December 31, 2004 and December 31, 2003, respectively.
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

plumtree software • 2004 annual report
page fifty-six
Upon the closing of the Company’s IPO, 16,580,830 shares of the Company’s convertible preferred stock converted into common stock. Due to the anti-dilutive provisions of the Company’s Series E convertible preferred stock, the holders of the outstanding shares of Series E convertible preferred stock received an additional 48,605 shares of common stock upon the completion of the IPO.
4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	As of December 31,

	2004	2003

Software and computer equipment	$4,607	$6,165
Furniture and fixtures	329	570
Leasehold improvements and other	706	879

	5,642	7,614
Accumulated depreciation and amortization	(3,110)	(5,816)

	$2,532	$1,798

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $1.7 million, and $1.8 million, respectively.
During 2004, the Company disposed of $4.2 million of assets that were fully depreciated.
5.    OTHER ASSETS
Other assets consist of the following (in thousands):

	As of December 31,

	2004	2003

Acquired technology, net of accumulated amortization of $4,796 and $3,325, respectively	$—	$1,484
Prepaid royalties, net of current portion	46	163
Other	334	378

	$380	$2,025

In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method with the results of the Acquired Company included in the consolidated statements of operations for the year ended December 31, 2001 subsequent to the November 2001 acquisition date. In connection with these acquisitions, the Company incurred approximately $70,000 of transaction related costs. The common stock issued in connection with these transactions was recorded at its estimated fair value for accounting purposes of $12.60 per share on the date of issuance. The purchase price was allocated to acquired technology and was being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002.

page fifty-seven
plumtree software • 2004 annual report

6.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following (in thousands):

	As of December 31,

	2004	2003

Accrued commissions and bonus	$3,602	$1,808
Accrued sales taxes	1,536	1,328
Accrued vacation	1,619	1,559
Accrued professional services	2,711	2,012
Accrued third party software	425	787
Accrued ESPP	739	623
Accrued other	4,312	3,967

	$14,944	$12,084

7.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
The Company leases its facilities under operating lease agreements. The leases expire at various dates through 2006. As of December 31, 2004, future minimum lease payments under these agreements are as follows (in thousands):

Years Ended December 31,

2005	$3,537
2006	2,552

$6,089

Rent expense under operating leases was approximately $4.6 million, $4.2 million, and $4.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.
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

Notes Payable and Line of Credit
The Company has a $3.1 million revolving line of credit with Silicon Valley Bank that matured in August 2004. Upon expiration, the Company extended the current terms through the end of October 2004 while negotiating an amendment to the credit facility. On October 25, 2004, the Company signed an amended agreement with Silicon Valley Bank that increased its credit limit to $4 million and eliminated the minimum cash balance requirement that previously existed related to United States bank accounts and replaced this requirement with other financial covenants. To secure any outstanding loans, the Company has granted Silicon Valley Bank a security interest in its assets, including its accounts receivable. Interest on the revolving line of credit is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of December 31, 2004, no amounts were outstanding under this facility. The Company has issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. The Company has limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under its loan agreements with Silicon Valley Bank. As of December 31, 2004, the Company was in compliance with all financial covenants under the new revolving line of credit agreement with Silicon Valley Bank.

plumtree software • 2004 annual report
page fifty-eight

Royalties
The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the years ended December 31, 2004, 2003 and 2002, the Company incurred royalty expense of approximately $1.2 million, $625,000 and $3.2 million, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues.

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
In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the ‘040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October  15, 2004, Plumtree filed a motion for summary judgment, seeking to invalidate the claims of the ‘040 patent and the ‘418 patent on grounds of invalidity in light of the “on sale bar.” On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Court will hear both parties’ motions on May 5, 2005. The Company intends to vigorously pursue its claim for declaratory relief.
On November 13, 2001, the Company commenced an action in the District Court in The Hague against an individual, Werner Linssen, to cancel his Benelux trademark registration for “Plumtree”. The Company asked the Hague District Court to (i) annul Mr. Linssen’s Benelux trademark registration for “Plumtree” and (ii) bar Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner. On September 24, 2003, the Hague District Court granted the Company’s request for a preliminary page fifty-nine
plumtree software • 2004 annual report
injunction barring Mr. Linssen, pending the proceedings, from contacting the Company’s customers in a threatening or unfair manner.
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
On February 28, 2005, Advarion, Inc. (“Advarion”) filed a complaint against the Company and six other defendants in the U.S. District Court for the Southern District of Texas, Case No. 4:04-CV-03841. The allegations of the complaint appear to relate to the Company’s past development efforts with co-defendant ClassFirst Foundation for potential products intended for educational settings. The complaint asserts purported claims for copyright infringement, misappropriation of trade secrets, trade dress infringement, unfair competition, and other state law claims. By its complaint, Advarion seeks damages, preliminary and permanent injunctive relief, declaratory judgment, costs, and attorney’s fees.
The Company has only recently received a copy of the complaint and has not been formally served. The Company promptly initiated an investigation into the allegations set forth in the complaint and, based on the information available to date; we do not believe that the claims have merit. The Company plans vigorously to defend against this action. Based on the information received to date, we do not believe that this action will have a material adverse impact on the Company or its continuing operations.
The results of the above issues and proceedings cannot be predicted with certainty and potential exposure is not estimable; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
8.    WARRANTS AND OPTIONS
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
In September 2000, in connection with the extension of an operating lease, a warrant was issued to the lessor to purchase 8,639 shares of common stock at $9.60 per share. The right to purchase the common stock was immediately effective upon signing and exercisable for a period of six years. The estimated fair value of the warrant at the date of issuance was approximately $79,000. This amount is being recognized as additional rent expense over the term of the operating lease, which expires in 2006.

plumtree software • 2004 annual report
page sixty
The fair market value of warrants on the date of grant was computed using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 5.6 percent to 6.8 percent, expected dividend yield of 0 percent, contractual lives of 6 years, and expected volatility of 70 percent.
In June 2004, in connection with the recruitment of certain executives, 10,000 fully vested options were issued to an outside recruiter. The fair value of these options of $30,000 expensed during the second quarter in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair market value of these options on the date of grant was computed using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.72% percent, expected dividend yield of 0 percent, contractual life of 10 years, and expected volatility of 85 percent.
9.    EMPLOYEE BENEFIT PLANS
Employee Savings and Retirement Plan
The Company has a 401(k) plan that allows eligible employees to contribute up to 99% of their eligible compensation, subject to annual limits. The Company currently does not match any 401K contributions.
Employee Stock Purchase Plans
The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the grant date or purchase date of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. Up to approximately 2,000,000 shares have been authorized for issuance under the employee stock purchase plan plus an annual increase, which has amounted to approximately 1,200,000 shares through December 31, 2004. During fiscal 2004 and 2003 shares totaling approximately 584,000 and 462,000 were issued under the plan, respectively. At December 31, 2004, approximately 2,165,108 shares were reserved for future issuance.
Stock Option Plans
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
In 2002, the Company adopted the 2002 Equity Incentive Plan and has reserved 12,700,000 shares of common stock for issuance thereunder. Shares authorized for issuance in connection with the 2002 Equity Incentive Plan are subject to an automatic annual increase of the lesser of 3,000,000 shares or 5 percent of the Company’s outstanding common stock or an amount determined by the Board of Directors. Under the 2002 Equity Incentive Plan, the board of directors may grant incentive and nonqualified stock options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value as determined by the board of directors on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. Options generally expire ten years after the date of grant and generally vest over a one to four year period.

page sixty-one
plumtree software • 2004 annual report
In 2002, the Company adopted the 2002 Director Option Plan and has reserved 400,000 shares of common stock for issuance thereunder. Shares authorized for issuance in connection with the 2002 Director Plan are subject to an automatic annual increase of the lesser of 1,500,000 shares or 2 percent of the Company’s outstanding common stock or an amount determined by the Board of Directors. Under the 2002 Director Option Plan, the board of directors may grant incentive and nonqualified stock options to purchase shares of the Company’s common stock to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value as determined by the board of directors on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. Options generally expire ten years after the date of grant and generally vest over a one to four year period.
Option activity under the Plans through December 31, 2004 were as follows:

				Weighted
	Shares		Weighted	Average
	Available for	Options	Average	Fair
	Grant	Outstanding	Exercise Price	Value

Balance at December 31, 2001	1,163,380	8,330,998	$4.11
Authorized	7,700,000	—	—
Granted with exercise prices equal to fair value at date of grant	(1,175,300)	1,175,300	7.27	$2.88

Exercised	—	(47,587)	1.54
Repurchased	74,841	—	0.74
Cancelled	1,167,558	(1,167,558)	7.17

Balance at December 31, 2002	8,930,479	8,291,153	$4.08

Authorized	1,471,633	—	—
Granted with exercise prices equal to fair value at date of grant	(5,258,900)	5,258,900	$3.69	$2.42

Exercised	—	(1,376,872)	$0.60
Repurchased	13,165	—	$0.97
Cancelled	1,806,716	(1,806,716)	$4.54

Balance at December 31, 2003	6,963,093	10,366,465	$4.13

Authorized	1,563,236	—	—
Granted with exercise prices equal to fair value at date of grant	(4,230,500)	4,230,500	$3.80	$2.17

Exercised	—	(551,818)	$1.71
Cancelled	2,268,252	(2,268,252)	$3.97

Balance at December 31, 2004	6,564,081	11,776,895	$3.92

plumtree software • 2004 annual report
page sixty-two
The following table summarizes the options outstanding at December 31, 2004:

		Weighted
		Average
	Number of	Remaining		Number of	Weighted Average
Range of	Options	Contractual	Weighted Average	Options	Exercise Price of
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercisable Options

$ 0.06 - $ 0.32	1,100,635	3.7	$0.10	1,100,635	$0.10
$ 2.00 - $ 2.83	1,659,070	6.3	$2.51	1,268,919	$2.45
$ 3.00 - $ 3.92	3,325,847	9.0	$3.41	675,823	$3.44
$ 4.05 - $ 4.69	2,969,334	8.9	$4.18	496,406	$4.20
$ 5.00 - $ 5.44	1,700,434	7.2	$5.06	1,184,033	$5.01
$ 6.00	88,750	5.6	$6.00	88,750	$6.00
$ 7.18	129,432	7.0	$7.18	83,422	$7.18
$ 9.00	579,643	6.1	$9.00	555,870	$9.00
$12.60	223,750	6.3	$12.60	193,500	$12.60

$ 0.06 - $12.60	11,776,895	7.6	$3.92	5,647,358	$3.92

10.	INCOME TAXES
The following is a geographic breakdown of income (loss) before the provision for income taxes (in thousands):

	Years Ended December 31,

	2004	2003	2002

Domestic	$(14,636)	$2,343	$6,202
Foreign	5,591	(2,986)	(2,632)

Total	$(9,045)	$(643)	$3,570

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$71	$—
State	32	96	164
Foreign	549	657	1,016

Total provision	$581	$824	$1,180

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined using the current applicable enacted tax rate and provisions of the enacted tax law. Provision for income taxes recorded to date primarily relates to income taxes payable page sixty-three
plumtree software • 2004 annual report
on income generated in foreign and domestic state tax jurisdictions. The components of the net deferred tax asset are as follows (in thousands):

	As of December 31,

	2004	2003

Cumulative net operating loss carryforwards	$9,866	$2,111
Research, development and other tax credit carryforwards	6,482	3,844
Alternative minimum tax credit	—	71
Cumulative temporary differences	3,127	1,288

Total deferred tax assets	19,475	7,314
Valuation allowance	(19,475)	(7,314)

Net deferred tax assets	$—	$—

The Company has federal and state net operating loss carryforwards as of December 31, 2004 of approximately $18.7 million and $72.8 million, respectively, to offset future federal and state taxable income. The net operating loss carryforwards expire at various dates through the year 2024. Additionally, the Company has federal research credits, expiring at various dates through the year 2024, of approximately $2.5 million and state of California research credits carrying forward indefinitely of approximately $3.4 million. Foreign tax and other credit carryforwards totaled approximately $600,000. A valuation allowance has been recorded for the entire net deferred tax asset as a result of management’s uncertainties regarding realization of the asset including limited operating history of the Company, the lack of sustained annual profitability and uncertainty over future operating profitability and taxable income.
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
The provision for income taxes differs from the expected amount computed by applying the statutory Federal income tax rate of 34% to pre-tax income (loss) as follows:

	As of December 31,

	2004	2003	2002

Federal statutory rate	(34.0)%	(34.0)%	34.0%
State taxes net of federal benefit	0.4	15.0	4.6
Alternative minimum taxes	—	11.1	—
Non-deductible compensation	2.1	82.7	37.9
Federal and state credits	(25.6)	(177.6)	(36.1)
Other	2.2	—	—
Foreign taxes	5.9	102.1	27.1
Change in valuation allowance	55.3	(24.4)	(215.1)
Utilization of deferred tax assets not previously benefited	—	153.2	180.7

	6.3%	128.1%	33.1%

11.	SEGMENT REPORTING
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments. Operating segments are defined as components of plumtree software • 2004 annual report
page sixty-four
an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
The Company has organized its operations based on a single operating segment: the development and delivery of corporate portal, collaboration, content management and search software as well as related maintenance and services for enterprises.
The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues:
License	$35,727	$34,044	$49,581
Maintenance	25,542	22,451	18,462
Professional services and training	22,879	14,957	14,876

Total	$84,148	$71,452	$82,919

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and Asia Pacific. Substantially all of our assets are located within the United States of America. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenue by geographic region:
United States of America	$60,884	$56,642	$67,263
International	23,264	14,810	15,656

Total	$84,148	$71,452	$82,919

12.	FOREIGN EXCHANGE HEDGING
In 2004, the Company began licensing technology and providing maintenance to international customers through the United States parent. As a result, certain additional exposures were created related to receivables denominated in currencies other than USD. The primary currencies include EURO, British Pounds, Japanese Yen, Australian Dollars, and Canadian Dollars. In order to reduce the risk of fluctuations in earnings, we hedge our net recognized foreign currency assets and liabilities with short-term forward foreign exchange contracts. These forward contracts do not qualify for hedge accounting and accordingly, gains and losses are recording in the statement of operations in the current period. The forward contracts are denominated in foreign currencies and are carried at fair value with changes in fair value recorded as other income (loss).

13.	RELATED PARTY TRANSACTIONS
In August 2000, the Company entered into a note with an officer of the Company in the amount of $520,000 to exercise options. This note is full recourse at 6.0 percent per annum and is payable upon demand. This note was repaid in full during 2003.
In October 2001, the Company entered into notes with two employees for a total of $154,000. These notes are full recourse at 6.0 percent per annum and mature in October 2003. These notes were repaid in full during 2003.

page sixty-five
plumtree software • 2004 annual report

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly information for 2003 and 2004 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
Total revenue	$17,169	$17,031	$18,480	$18,772
Gross margin	14,109	13,527	14,901	15,135
Net income (loss)	$529	$(1,071)	$(373)	$(552)

Basic net income (loss) per share	$0.02	$(0.04)	$(0.01)	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.04)	$(0.01)	$(0.02)

2004:
Total revenue	$17,723	$19,468	$22,484	$24,473
Gross margin	12,729	13,983	16,970	18,469
Net income (loss)	$(3,375)	$(3,687)	$(2,703)	$139

Basic net income (loss) per share	$(0.11)	$(0.12)	$(0.08)	$0.00

Diluted net income (loss) per share	$(0.11)	$(0.12)	$(0.08)	$0.00

plumtree software • 2004 annual report
page sixty-six
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PLUMTREE SOFTWARE, INC.

By:	/s/ John Kunze

John Kunze, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Kunze, Eric Borrmann and Adrianna Chiocchi and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact, or any substitute, may do or cause to be done by virtue hereof.

	Title	Date
Signature

/s/ John Kunze John Kunze	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ Eric Borrmann Eric Borrmann	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ John Dillon John Dillon	Director	March 11, 2005

/s/ Rupen Dolasia Rupen Dolasia	Director	March 11, 2005

/s/ James Richardson James Richardson	Director	March 11, 2005

/s/ Bernard Whitney Bernard Whitney	Director	March 11, 2005

/s/ David Pratt David Pratt	Director	March 11, 2005

page sixty-seven
plumtree software • 2004 annual report
exhibit index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen common stock certificate(1)
4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C.(1)
4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C.(1)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees(1)
10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder(1)
10.3*	2002 Stock Plan, as amended, and form of agreements thereunder(1)
10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder(3)
10.5*	2002 Director Option Plan, and form of agreements thereunder(1)
10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank(1)
10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C.(1)
10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)
10.9*	Offer letter between the Registrant and John H. Kunze(1)
10.10*	Offer letter between the Registrant and Eric Borrmann(1)
10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)
10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C.(1)
10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C.(2)
10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C.(2)
10.15*	Offer letter between Registrant and Eric Zocher(2)
10.16*	2004 Bonus Plan(3)
10.17*	2004 Outside Director Stock in Lieu of Fees Plan(3)
10.18*	Employment Agreement between the Registrant and Paul Ciandrini(4)
10.19*	Employment Agreement between the Registrant and Ira Pollack(4)
10.20*	Offer Letter between the Registrant and Adriana Chiocchi(4)
10.21	Office Lease for 505 Sansome Street, dated October 22, 2004, between Registrant and Transamerica Realty Investment Properties, LLC.(5)
10.22	Revolving Line of Credit Amendment, dated October 25, 2004, between Registrant and Silicon Valley Bank(5)
10.23*	2005 Bonus Plan
10.24*	2005 Independent Director Cash Compensation Plan
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act plumtree software • 2004 annual report
page sixty-eight

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with Registrant’s Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 12, 2004 (File No. 001-31344).

(4)	Incorporated by reference to Exhibits filed with Registrant’s Form 10-Q for the quarter ended June 30, 2004 and filed with the SEC on August 6, 2004 (File No. 001-31344).

(5)	Incorporated by reference to Exhibits filed with Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed with SEC on November 5, 2004 (Filed No. 001-31344).