Form 10-Q
period 2005-03-31
PLUMTREE SOFTWARE INC
filed 2005-05-05
CIK 1035656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of March 31, 2005 was 33,009,778 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of March 31, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,092	$23,136
Short-term investments	55,090	41,898
Accounts receivable (net of allowance for doubtful accounts of $597 and $787, respectively)	19,020	20,552
Prepaid expenses and other current assets	2,780	2,313

Total current assets	88,982	87,899
Property and equipment, net	2,520	2,532
Other assets	338	380

Total assets	$91,840	$90,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,947	$1,841
Accrued liabilities	13,492	14,944
Current portion of deferred revenue	21,456	20,804

Total current liabilities	36,895	37,589
Deferred revenue, less current portion	1,935	1,856
Deferred rent	323	360

Total liabilities	39,153	39,805
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized – 20,000 shares; Issued and Outstanding - None	—	—
Common stock, $0.001 par value:
Authorized – 100,000 shares; Issued and Outstanding - 33,010 and 32,397 shares, respectively	33	32
Additional paid-in capital	103,772	102,104
Deferred stock-based compensation	(125)	(165)
Accumulated other comprehensive loss	(699)	(412)
Accumulated deficit	(50,294)	(50,553)

Total stockholders’ equity	52,687	51,006

Total liabilities and stockholders’ equity	$91,840	$90,811

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenue:
License	$9,990	$6,871
Services and maintenance	14,588	10,852

Total revenue	24,578	17,723

Cost of revenue:
License	169	429
Services and maintenance	5,567	4,119
Amortization of stock-based compensation and acquired technology	1	446

Total cost of revenue	5,737	4,994

Gross margin	18,841	12,729

Operating expenses:
Research and development	6,588	5,509
Sales and marketing	9,310	8,011
General and administrative	2,706	2,387
Amortization of stock-based compensation	2	184

Total operating expenses	18,606	16,091

Income (loss) from operations	235	(3,362)
Other income (loss), net:
Interest income	310	276
Other income (loss), net	(109)	(127)

Income (loss) before income taxes	436	(3,213)
Provision for income taxes	177	162

Net income (loss)	$259	$(3,375)

Net income (loss) per common share:
Basic	$0.01	$(0.11)

Diluted	$0.01	$(0.11)

Weighted average common shares outstanding:
Basic	32,774	31,478

Diluted	35,905	31,478

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net Income (loss)	$259	$(3,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	43	(6)
Amortization of premium on short-term investments	119	237
Depreciation and amortization	407	353
Amortization of stock-based compensation	3	237
Amortization of acquired technology	—	394
Amortization of warrants issued for services	9	9
Changes in assets and liabilities:
Accounts receivable	1,489	669
Prepaid expenses and other current assets	(476)	(383)
Other assets	42	75
Accounts payable	106	—
Accrued liabilities	(1,452)	566
Deferred revenue	731	1,625
Deferred rent	(37)	(16)

Net cash provided by operating activities	1,243	385

Cash flows from investing activities:
Purchases of property and equipment	(395)	(401)
Purchases of short-term investments	(23,236)	(8,385)
Proceeds from sale of short-term investments	9,850	9,352

Net cash provided by (used in) investing activities	(13,781)	566

Cash flows from financing activities:
Proceeds from issuance of common stock	1,706	891

Effect of change in exchange rates on cash and cash equivalents	(212)	171

Net increase (decrease) in cash and cash equivalents	(11,044)	2,013
Cash and cash equivalents at beginning of period	23,136	20,434

Cash and cash equivalents at end of period	$12,092	$22,447

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$288	$100

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BACKGROUND AND BASIS OF PRESENTATION

The Company

Plumtree Software, Inc., (the “Company”) develops and distributes infrastructure software, maintenance and consulting, training and installation services that enable businesses to deploy corporate portals, collaborative communities, and activity based applications.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2004 and March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005.

The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year ending December 31, 2005.

Revenue Recognition

License revenue consists principally of revenue from the licensing of the Company’s software and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services are not essential to the functionality of the software.

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

The Company enters into certain arrangements involving the resale of third-party software. In addition, the Company generates qualified leads, for a fee, through third-party partners. The revenue related to these arrangements is reported gross if management determines that it is acting as a principal in the arrangement and is assuming certain risk and rewards or net if management determines that it is acting as an agent in the arrangement, in accordance with the provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. Management’s determination is based on a number of factors including who is perceived as the primary obligor in the transaction, who is assuming credit risk and the degree of pricing latitude the Company maintains.

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

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.78%	2.66%
Expected life of the option	4 years	4 years
Dividend yield	0%	0%
Volatility	66%	80%

The fair value of rights under the Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2005 and 2004 was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	2.64%	1.58%
Expected life of the option	1.25 yrs	1.25 yrs
Dividend yield	0%	0%
Volatility	73%	85%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months ended March 31, 2005 and 2004 was $2.48 and $2.57 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended March 31, 2005 and 2004 was $0.88 and $1.41 per share, respectively. The Company’s pro forma net loss and pro forma net loss per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$259	$(3,375)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	3	237
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,208)	(1,835)

Pro forma net loss under SFAS 123	$(946)	$(4,973)

Net income (loss) per common share – Basic:
As reported under APB 25	$0.01	$(0.11)

As reported under SFAS 123	$(0.03)	$(0.16)

Net income (loss) per common share – Diluted:
As reported under APB 25	$0.01	$(0.11)

As reported under SFAS 123	$(0.03)	$(0.16)

Amortization of stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Amortization of stock-based compensation included in cost of revenue	$1	$53
Amortization of stock-based compensation included in operating expenses:
Research and development	1	82
Sales and marketing	1	84
General and administrative	—	18

Total stock-based compensation included in operating expenses	2	184

Total stock-based compensation	$3	$237

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

The following is a chart of the principal amounts of short-term investments and cash equivalents by expected maturity (in thousands):

					As of March 31, 2005
	Expected Maturity Date for the Year Ending December 31,
	2005	2006	2007	Total Cost Value	Total Fair Value
Taxable auction rate securities	$16,654	$—	$—	$16,654	$16,671
US Government agencies	11,909	9,500	500	21,909	21,690
Corporate notes	10,453	6,173	1,042	17,668	16,729

Total	$39,016	$15,673	$1,542	$56,231	$55,090

It is our policy to review our short term investments on a regular basis to evaluate whether or not any investment is impaired. With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by Moody’s of A-1 or higher, Fitch’s of F-1 or higher or Standard & Poors of P-1 or higher.

The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company considers all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method.

Intangible Assets

In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $0 and $394,000 for the three months ended March 31, 2005 and 2004, respectively. Acquired technology was fully amortized as of December 31, 2004.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued commissions and bonus	$2,846	$3,602
Accrued sales taxes	1,119	1,536
Accrued vacation	1,772	1,619
Accrued professional services	2,555	2,711
Accrued third-party software	677	425
Accrued ESPP	343	739
Accrued other	4,180	4,312

	$13,492	$14,944

Litigation and Contingencies

Datamize

On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana (Civil Action No. 02-86-M-LBE). In its complaint, Datamize alleged that it is the owner of U.S. Patent Number 6,014,137 (“the ‘137 patent”), and that the Company infringed one or more claims of the ‘137 patent. Datamize was seeking, among other things, injunctive relief and unspecified damages. The Company moved the Court (the “Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In early July 2003, the Court granted the Motion and entered judgment in favor of the Company on July 7, 2003 in accordance with that order.

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. The Company has filed a motion to recover its attorney’s fees. Datamize has appealed the Court’s entry of summary judgment of invalidity to the Federal Circuit, which appeal is scheduled to be heard on May 6, 2005.

In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the ‘040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October 15, 2004, Plumtree filed a motion for summary judgment, seeking to invalidate the claims of the ‘040 patent and the ‘418 patent on grounds of invalidity in light of the “on sale bar.” On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Court will hear both parties’ motions on June 2, 2005.

Advarion

On February 28, 2005, Advarion, Inc. (“Advarion”) filed a complaint against the Company and six other defendants in the U.S. District Court for the Southern District of Texas, Case No. 4:04-CV-03841. The allegations of the complaint appear to relate to the Company’s past development efforts with co-defendant ClassFirst Foundation for potential products intended for educational settings. The complaint asserts purported claims for copyright infringement, misappropriation of trade secrets, trade dress infringement, unfair competition, and other state law claims. By its complaint, Advarion seeks damages, preliminary and permanent injunctive relief, declaratory judgment, costs, and attorney’s fees. During a status conference regarding this matter on March 21, 2005, the judge struck the complaint on his own motion, and took under submission whether Advarion could amend its complaint to add Plumtree.

Based on the information available to date, the Company does not believe that the claims have merit.

The results of the above issues and proceedings cannot be predicted with certainty and potential exposure is not estimable; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Cost of License Revenue

The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months ended March 31, 2005 and 2004, the Company incurred royalty expense of approximately $52,000 and $191,000, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of revenues. The Company classifies all royalty expenses as cost of revenues.

For the three months ended March 31, 2005, the Company included $49,000 in cost of license revenue, related to referral fees owed to third-party partners. For the three months ended March 31, 2004, the Company also included in cost of license revenue $213,000 related to two separate agreements with third-party software providers in which the Company resold their software along with the Company’s software to the customer.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding adjusted for all potential dilutive common shares, which includes shares issuable upon the exercise of outstanding common stock options, warrants, employee stock option plan, and common stock subject to repurchase, using the treasury stock method. The Company excludes all potentially dilutive securities from its diluted net loss per share computation when the affect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Net income (loss)	$259	$(3,375)
Basic:
Weighted average shares of common stock	32,774	31,489
Less: Weighted average shares subject to repurchase	—	(11)

Weighted average shares used in computing basic net income (loss) per common share	32,774	31,478

Basic net income (loss) per common share	$0.01	$(0.11)

Diluted:
Weighted average shares used above	32,774	31,478
Add: Net additional shares related to assumed common stock option and warrant exercises under the treasury stock method	3,131	—

Weighted average shares used in computing diluted net income (loss) per common share	35,905	31,478

Diluted net income (loss) per common share	$0.01	$(0.11)

The weighted average exercise price of options to purchase common stock excluded from the diluted net income (loss) calculation above was $6.64 and $3.89 for the three months ended March 31, 2005 and 2004, respectively.

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Options to purchase common stock	2,430	11,849
Common stock subject to repurchase	—	11
Employee stock purchase plan	—	112
Warrants	41	41

Total	2,471	12,013

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment.” SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123(R) is expected to be effective for the Company as of January 1, 2006. The Company expects to apply the prospective approach for the transition period beginning January 1, 2006. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123(R). Historical proforma data is included in Note 1. The Company expects this to have a material impact on reported net income (loss) in future periods after adoption.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. FSP No. 109-2 was effective on date of issuance. The Company does not expect this pronouncement to have a significant affect on operations.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which the Company expects this to have a material impact on the consolidated financial position and results of operations.

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

The disaggregated information reviewed on a product basis by the CEO (our chief operating decision maker) is as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Revenues:
License	$9,990	$6,871
Maintenance	7,235	5,880
Professional services and training	7,353	4,972

Total	$24,578	$17,723

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Revenues:
United States	$18,147	$13,920
Other	6,431	3,803

Total	$24,578	$17,723

For the three months ended March 31, 2005 and 2004, no customer represented greater than 10% of the Company’s total revenues. As of March 31, 2005, one customer accounted for 10% of accounts receivable. As of March 31, 2004, no customer accounted for greater than 10% of accounts receivable.

Note 3. Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains on available-for-sale securities and foreign currency translation adjustments.

Comprehensive loss is comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net income (loss)	$259	$(3,375)
Comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	(212)	169
Change in accumulated unrealized gain on available-for-sale securities	(75)	30

Total comprehensive income (loss)	$(28)	$(3,176)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report.

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005, as well as other reports that we will file from time to time with the Securities and Exchange Commission. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those presented in “Risk Factors that May Affect Our Future Results and the Market Price of Our Stock” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Overview and Executive Summary

Plumtree Software, Inc. (“we”, “Plumtree” or the “Company”), was incorporated in California on July 18, 1996 and reincorporated in Delaware on May 31, 2002. Our initial public offering of 5,000,000 shares of common stock was on June 4, 2002.

We develop and distribute infrastructure software, maintenance and consulting, training and installation services that enable businesses to deploy corporate portals, collaborative communities, and activity based applications.

We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software maintenance, professional services and training revenue. For the three months ended March 31, 2005 and 2004, our total revenue was $24.6 million and $17.7 million, respectively, while our net income (loss) was $259,000 and $(3.4) million, respectively.

In addition to total revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Matters that impact our sales cycle:

•	The selling environment continues to be difficult and we have seen evidence of war time budget reallocation, decreased federal funding to state and local governments and purchasing delays related to the Sarbanes-Oxley Act of 2002. All of these factors have an impact on the current software market.

•	Revenue by category (license, maintenance and professional services and training):

•	License. Our license revenue for the three months ended March 31, 2005 was $10.0 million as compared to $6.9 million for the three months ended March 31, 2004, a 45% increase. The increase was primarily due to positive contributions from new management personnel and a stronger sales force that were added in 2004 as well as the release of the Plumtree Analytics Server product in the first quarter. In particular, growth came from our existing customer base, which has been a recent focus of our sales efforts, accounting for 73% of our license transactions for the three months ended March 31, 2005 as compared to 53% for the three months ended March 31, 2004. In addition, public sector sales represented growth of approximately $1.1 million in license transactions for the three months ended March 31, 2005.

•	Maintenance, Professional Services and Training. We offer professional services to deploy, configure and customize the Plumtree Corporate Portal and other Plumtree products at customer sites, and to train alliance members, including technology vendors and systems integrators; provide maintenance and customer care through technical support and assigned account managers; and a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise.

•	Revenue for maintenance and technical support for the three months ended March 31, 2005 and 2004 was $7.2 million and $5.9 million, respectively, representing an increase of $1.3 million or 22%. This increase is primarily attributable to an increase in maintenance revenue from new customers as well as from renewals of maintenance contracts by our installed base of customers.

•	Revenue attributable to professional services and training increased $2.4 million to $7.4 million, or 48%, from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase in professional services and training revenue is primarily related to an increase in demand from our customer base facilitated by an increase in headcount, utilization, and subcontracted services.

•	Headcount within the professional services and training department increased to 71 consultants at March 31, 2005 from 63 consultants at March 31, 2004. In addition, utilization increased from 76% to 81% from the three months ended March 31, 2004 to the three months ended March 31, 2005 and subcontracted revenues increased 43% over the same periods. We expect our maintenance, professional services and training revenue in general to increase during the remainder of 2005, as existing customers continue to renew maintenance agreements, new customers purchase maintenance, and the demand for professional services and training increases.

•	Deferred revenue balances:

•	Our total deferred revenue balance at March 31, 2005 was $23.4 million, of which approximately $458,000 relates to deferred license revenue, $21.7 million relates to deferred maintenance revenue and $1.2 million relates to deferred professional services and training revenue. During the three months ended March 31, 2005, our total deferred revenue balance increased $700,000 over the balance at December 31, 2004. The increase in total deferred revenue from December 31, 2004 to March 31, 2005 is comprised of increases in deferred maintenance revenue offset by a decrease in deferred license, professional services and training revenue. In general, we enter into maintenance contracts with customers that span a 12-month period and are renewable on an annual basis. As a result of increased maintenance contracts that span over multiple terms, we have classified $1.9 million and $1.8 million as long-term deferred revenue as of March 31, 2005 and December 31, 2004, respectively.

•	Deferred license revenue decreased by $234,000 at March 31, 2005 to $458,000 as compared to $692,000 at December 31, 2004, primarily due to certain customer invoices with extended payment terms becoming due and payable on license arrangements completed in 2004.

•	Deferred maintenance revenue increased $1.1 million during the three months ended March 31, 2005 as compared to the balance at December 31, 2004, primarily relating to new customers as well as renewals of maintenance contracts by our installed base of customers.

•	Deferred professional services and training revenue decreased $148,000 during the three months ended March 31, 2005 as compared to the balance at December 31, 2004 as fewer of our customers prepaid for services and training at March 31, 2005 as compared to December 31, 2004.

•	During the remainder of 2005, we expect the composition of our deferred revenue balances to remain consistent with the current breakdown of deferred revenue, with deferred maintenance revenue increasing as more of our customers renew their maintenance contracts. The mix between short-term and long-term deferred revenue will depend on the number of maintenance contracts that extend beyond a 12-month period.

•	Number of license revenue transactions and breakdown of new customers versus repeat customers:

During the three months ended March 31, 2005, we completed 60 license transactions, which included 16 new customers or 27% of total license transactions and 44 repeat orders or 73% of total license transactions bringing our total number of customers licensed since inception to 719. During the three months ended March 31, 2004, we completed 65 license transactions, which include 27 new customers or 42% of total license transactions and 38 repeat orders or 58% of total license transactions.

•	Revenue by geographic region:

We operate our business in 2 geographic regions: United States and International, which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”), and Canada. In the three months ended March 31, 2005, 74% of our total revenue was generated within the United States with International revenue collectively accounting for 26% of our total revenue. For the three months ended March 31, 2004, 79% of our total revenue was generated within the United States, with International revenue collectively accounting for 21% of our total revenue. The increase in International revenue in the three months ended March 31, 2005 was primarily due to increased service revenue in Japan, the United Kingdom and Canada.

•	Cash and cash equivalents and short-term investments:

•	At March 31, 2005, our cash, cash equivalents and short-term investments were $67.2 million, an increase of $2.1 million from December 31, 2004. Historically, we have managed to increase our overall cash and investment position or remain in a relatively cash neutral position on a quarterly basis. We expect to have a continued focus on collections, but anticipate spending cash to expand our product line, make key management additions and improve our product support efforts. We anticipate that our primary utilization of cash during the remainder of 2005 will continue to be capital expenditures, salaries, commissions, bonuses and other payroll related costs.

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

Software Revenue Recognition

Our software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer’s use of our products in perpetuity based on a specified number of users or CPUs; (ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional service arrangement on a time and materials basis. We recognize software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized when Plumtree-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, training and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e. the software product). We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We determine the fair value of the maintenance portion of the arrangement based on consistent pricing of maintenance and maintenance renewals as a percentage of net license fees. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered. For substantially all of our software arrangements, we defer revenue for the fair value of the maintenance and professional services to be provided to the customer and recognize revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, and collection is deemed probable. We evaluate each of these criteria as follows:

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

The Company enters into certain arrangements involving the resale of third-party software. In addition, the Company generates qualified leads, for a fee, through third-party partners. The revenue related to these arrangements is reported gross if management determines that it is acting as a principal in the arrangement and is assuming certain risk and rewards or net if management determines that it is acting as an agent in the arrangement, in accordance with the provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. Management’s determination is based on a number of factors including who is perceived as the primary obligor in the transaction, who is assuming credit risk and the degree of pricing latitude the Company maintains.

Allowance for Doubtful Accounts

We have provided an allowance for doubtful accounts of $597,000 as of March 31, 2005 for estimated losses resulting from the inability of our customers to make their required payments. The allowance for doubtful accounts changes based on the overall level of accounts receivable, past history of collection, and the aging of customer accounts.

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

Income Taxes

We provided a valuation allowance of $19.5 million against the entire net deferred tax asset as of December 31, 2004. The valuation allowance was recorded given the accumulated losses we have incurred and uncertainties regarding our future operating profitability and taxable income. Our income tax provision is primarily related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable. For the three months ended March 31, 2005 and 2004, we recorded an income tax provision of $177,000 and $162,000, respectively, related to these tax liabilities. We continue to monitor and evaluate exposures related to doing business in international jurisdictions.

Determination of Fair Value of Options Granted to Employees

In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. As of March 31, 2005 and December 31, 2004, we had $125,000 and $165,000 of deferred stock-based compensation remaining, respectively. For the three months ended March 31, 2005 and 2004 we recognized $3,000 and $237,000 of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported.

Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, our operating results (in thousands) would have been affected as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$259	$(3,375)
Add: Stock-based employee compensation expense included in net loss	3	237
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,208)	(1,835)

Pro forma net loss under SFAS 123	$(946)	$(4,973)

Net income (loss) per common share – Basic:
As reported under APB 25	$0.01	$(0.11)

Pro forma under SFAS 123	$(0.03)	$(0.16)
Net income (loss) per common share – Diluted:
As reported under APB 25	$0.01	$(0.11)

Pro forma under SFAS 123	$(0.03)	$(0.16)

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue

Revenue increased to $24.6 million in the three months ended March 31, 2005 from $17.7 million in the three months ended March 31, 2004. Between these periods, license revenue increased 45% and maintenance, professional services and training revenue increased 34%. In addition, the Company booked 1 transaction of greater than $1 million during the first quarter of 2005, and no million dollar deals in the first quarter of 2004.

Licenses. License revenue increased to $10.0 million in the three months ended March 31, 2005 from $6.9 million in the three months ended March 31, 2004. This increase was primarily due to positive contributions from new management personnel and a stronger sales force that were added in 2004, the release of the Plumtree Analytics Server product, and growth from additional license sales to the existing customer base.

Maintenance, Professional Services and Training. Maintenance, professional services and training revenue increased to $14.6 million in the three months ended March 31, 2005 from $10.9 million in the three months ended March 31, 2004 primarily due to an increase in demand facilitated by an increase in headcount, utilization, and use of subcontractors within our professional services department as well as an increase in maintenance we provided to our new customers and maintenance renewals from our customer base.

Cost of Revenue

Licenses. Our cost of licenses consists of royalty expenses, fees paid to third-party technology vendors, product delivery and fulfillment costs, as well as referral fees paid to third-party partners on gross revenue arrangements. The cost of licenses for the three months ended March 31, 2005 and 2004 related to three and four primary agreements, respectively, with third-party software vendors. Cost of licenses decreased to $169,000 in the three months ended March 31, 2005 from $429,000 in the three months ended March 31, 2004 primarily due to the continued expiration of arrangements with our third-party vendors that will not be renewed. In addition, we incurred $213,000 in additional costs related to two agreements with third-party software providers in which we resold their software to customers for the three months ended March 31, 2004 that did not continue in 2005.

Maintenance, Professional Services and Training. Our cost of maintenance, professional services and training includes salaries and related expenses for our professional services and technical support department and third-party contractors. Cost of services and maintenance increased to $5.6 million in the three months ended March 31, 2005 from $4.1 million in the three months ended March 31, 2004. This increase was attributable primarily to a 13% increase in headcount in our professional services and technical support departments and increased use of third-party contractors due to an increased number of service contracts. As of March 31, 2005, we had 101 professional services and technical support personnel as compared to 84 as of March 31, 2004. We currently plan to increase hiring in these departments and expect costs of maintenance, professional services and training to rise in future periods.

Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended March 31, 2005 and 2004 was $1,000 and $52,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended March 31, 2004 was $394,000. There was no amortization for the three months ended March 31, 2005 as the acquired technology was fully amortized as of December 31, 2004.

Operating Expenses

Research and Development. Research and development expenses consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers, primarily located internationally, on an independent contractor basis. Research and development expenses increased to $6.6 million in the three months ended March 31, 2005 from $5.5 million in the three months ended March 31, 2004, due primarily to an increase of 8% in the number of our research and development staff and an overall increase in third-party contractors resulting from our efforts in delivering the Plumtree Analytics Server product and enhancing our core portal product offering. Of the $1.1 million increase, $470,000 related to payroll and related costs, $630,000 related to third-party contractors and other costs. As of March 31, 2005, we had 141 employees in research and development as compared to 130 employees as of March 31, 2004. We currently plan to increase headcount in this department and expect costs to rise in future periods.

Sales and Marketing. Sales and marketing expenses consist of payroll expenses, including salaries and commissions and related costs for sales and marketing personnel and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses increased to $9.3 million in the three months ended March 31, 2005 from $8.0 million in the three months ended March 31, 2004. This $1.3 million increase consisted of a $550,000 increase in payroll and related costs, $396,000 increase in commissions due to increased license sales, $252,000 increase in travel and expenses due to a sales training in the quarter ended March 31, 2005 which did not occur in quarter ended March 31, 2004, and a $100,000 increase in other costs. As of March 31, 2005, we had 132 employees in sales and marketing as compared to 134 employees as of March 31, 2004. We currently plan to increase headcount in this department and expect costs to rise in future periods.

General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, information technology and services costs, bad debt expenses, and costs associated with being a publicly traded company. General and administrative expenses increased to $2.7 million in the three months ended March 31, 2005 as compared to $2.4 million for the three months ended March 31, 2004. Of this $300,000 increase, $200,000 related to an increase in payroll and related costs due to additional headcount, while $100,000 related to increased rents. As of March 31, 2005, we had 39 general and administrative personnel as compared to 27 as of March 31, 2004. We expect this expense to stay flat but may increase in future periods as we incur additional costs associated with being a public company and implementing new systems and processes.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended March 31, 2005 and 2004 was $2,000 and $184,000, respectively. The remaining value of unamortized deferred compensation as of March 31, 2005 was $125,000. We expect that amounts related to stock-based compensation charges will be fully amortized in the fourth quarter of 2005.

Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income (Loss), Net

Other income (loss), net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents, realized gains or losses on the sale of short-term investments and interest expense incurred on our financing obligations. Total other income, net increased to $201,000 in the three months ended March 31, 2005 as compared to $149,000 in the three months ended March 31, 2004. This increase was primarily the result of an increase in interest income as a result of an increase in cash and investments. During the three months ended March 31, 2004, the Company incurred losses on normal foreign currency transactions of $127,000 as compared to $15,000 for the three months ended March 31, 2005. This decrease in normal foreign currency transaction losses was offset by a loss on the recent liquidation of our Switzerland entity of $110,000 for the three months ended March 31, 2005.

Provision for Income Taxes

We recorded an income tax provision of $177,000 and $162,000 for the three months ended March 31, 2005 and 2004, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

As of March 31, 2005, we had $67.2 million of cash and cash equivalents and short-term investments and $52.1 million in working capital.

Our net cash provided by operating activities increased to $1.2 million for the three months ended March 31, 2005, from $385,000 for the three months ended March 31, 2004. The increase is primarily attributable to the net income generated by the Company of $259,000 for the three months ended March 31, 2005 as compared to a net loss of $3.4 million for the three months ended March 31, 2004. In addition, accounts receivable balances as of March 31, 2005 decreased by $1.5 million as compared to December 31, 2004. Increases and decreases in accounts receivable are based on the timing of payments from customers and depends primarily on when the agreements are signed during the quarter and the payment history of the customer.

Capital expenditures were $395,000 and $401,000 for the three months ended March 31, 2005 and 2004, respectively. Our capital expenditures for the first quarter of 2005 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

On October 25, 2004 we signed an amended agreement with Silicon Valley Bank that increased our credit limit to $4 million (from $3.1 million) and eliminated the minimum cash balance requirement that previously existed related to United States bank accounts and replaced this requirement with other financial covenants. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the revolving line of credit is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of March 31, 2005, no amounts were outstanding under this facility. We have issued a letter of credit for $2.5 million to the landlord of our corporate headquarters, which is enforceable against the facility. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. As of March 31, 2005, we were in compliance with all financial covenants under the revolving line of credit agreement with Silicon Valley Bank.

We expect to increase our current level of operating expenses for the foreseeable future in order to execute our business plan. As a result, these operating expenses, as well as planned capital expenditures, may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment.” SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123(R) is expected to be effective for the Company as of January 1, 2006. The Company expects to apply the prospective approach for the transition period beginning January 1, 2006. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123(R). Historical proforma data is included in Note 1. The Company expects this to have a material impact on reported net income (loss) in future periods after adoption.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. FSP No. 109-2 was effective on date of issuance. The Company does not expect this pronouncement to have a significant affect on operations.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which the Company expects this to have a material impact on our consolidated financial position and results of operations.

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

We have expended, and plan to continue to expend, significant resources to establish our Enterprise Web Suite as an enterprise-wide platform for integrating an organization’s diverse systems and applications and for building new applications. Plumtree Collaboration Server, Plumtree Studio Server, Plumtree Content Server and Plumtree Analytics Server are our most significant new product developments since the introduction of the Plumtree Corporate Portal. We are also beginning to focus our strategic efforts on Integrated Activity Management (“IAM”), a new category of composite applications that integrates systems, people and processes. To succeed, we must develop and market both enhancements to our historic core Plumtree Corporate Portal and related products and introduce new products that define the IAM product category. These and other new products and subsequent major version releases of our products may not achieve widespread market acceptance.

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

Although we recorded net income in the quarter ended March 31, 2005 and were profitable in 2002, we incurred substantial net losses in each year since inception in 1996. For the years ended December 31, 2004 and 2003, we had a net loss of $9.6 million and $1.5 million, respectively. As of March 31, 2005, we had an accumulated deficit of approximately $50.3 million.

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

We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the management and expansion of our operations within the United States and internationally;

•	increase in the amount of third-party products and services that we use in our products or resell with royalties attached;

•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter;

•	budgetary constraints imposed on our customers, including as a result of decreased federal funding to state and local governments, implementation costs associated with the Sarbanes-Oxley Act of 2002, and the outbreak of hostilities in Iraq and elsewhere; and

•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

The market for our products is intensely competitive, subject to rapid technological change, evolving industry standards and changes in customer needs and preferences, including the preference by some customers for dealing with a single source information technology vendor. Our current competitors include larger, more established software vendors like IBM, BEA, Oracle, Microsoft and SAP that are Web-enabling their applications or are building infrastructure software, emerging companies like Vignette, Hummingbird and OpenText that are offering competitive products and companies choosing to build their own solutions. The software industry is currently undergoing a consolidation which is increasing competition. Some of our competitors are expanding their competitive product offerings and market position through acquisitions. For example, Vignette acquired Epicentric, Inc. in December 2002; Open Text Corporation acquired Corechange, Inc. in February 2003; WebMethods acquired certain assets of Data Channel in October 2003; Vignette acquired Intraspect in December 2003; and Oracle acquired Oblix in March 2005. Many of our competitors have longer operating histories, greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, offer more aggressive pricing policies, or devote greater resources to the acquisition of new businesses and the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify or emerge and have a material adverse effect on our business, financial condition and operating results.

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

We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended March 31, 2005, our top 10 customers accounted for approximately 29% of our total revenue. Our operating results and stock price would be harmed if we were unable to complete one or more substantial license sales during any future quarterly period.

We typically do substantial business with the United States government and other domestic and international public entities, and our ability to sell to governments is susceptible to unpredictable budgetary and policy changes and involves specific risks that could harm our business.

We derive a significant portion of our software license and service revenue from governmental entities. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control, including the outbreak of hostilities overseas and domestic terrorism. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Recently, some of our government customers have experienced budgetary constraints due to decreased federal funding to state and local governments. Additionally, the government may require special intellectual property rights and other license terms generally more favorable those typical in private commercial contracts. These requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations. The government often retains the right to audit its vendors for compliance. In February 2005, we became aware that in connection with certain sales entered into during the fourth quarter of 2004, we did not comply with the terms of an agreement with the U.S. General Services Administration (GSA). As a result, we voluntarily offered GSA a temporary price reduction. In response, the matter was referred for further consideration within the GSA. The GSA may decide to accept our offer of a temporary price reduction, or it may elect to take other action, such as an audit of our compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our business and operating results.

Our business currently depends on revenue related to our flagship product suite, the Enterprise Web Suite, and if the market does not increasingly accept this product and related products and services, our revenue may decline.

We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets, the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We also resell third-party products and services that offer complementary functionality to the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in September 2004 we released version 5.0J for Java platforms. If new and future versions and updates of our products and services, including our new versions or updates to our Plumtree Corporate Portal and our Collaboration Server, Content Server and Analytics Server, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third-party products that customers want, demand for our products and services, and our revenue, may decline.

Our sales and implementation cycles are long, unpredictable and subject to seasonal fluctuations, making it difficult to accurately forecast our revenue and causing it to fluctuate, which could harm our operating results.

The nature of our products, and the emerging and rapidly evolving nature of the market in which we compete, the typical sales cycle of our portal product is long and unpredictable. A successful sales cycle may last nine to twelve months or longer and typically includes presentations to both business and technical decision makers, often requiring us to expend substantial resources educating prospective customers about the benefits of our software to their business. The implementation of our product can be time-consuming and often involves a significant commitment of resources by prospective customers. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business conditions of each prospective customer, fluctuations as a result of customers’ fiscal year budgeting and purchasing cycles and non-seasonal budgetary constraints and the selection and performance of our technology and of our technology partners, systems integrators and resellers, any of which could harm our operating results. Actions being taken to improve our sales execution could also result in a lengthening of our sales cycle.

Efforts taken to improve our sales focus and shorten our sales cycle may not be effective and the expected benefits may not be realized when expected or at all.

To improve our sales focus and shorten our sales cycle, we have, among other things, recently reorganized our sales force; created a more process-driven sales effort; focused training efforts for some sales personnel around selling our products into specific industries such as pharmaceuticals and consumer retail; taken action to improve our customer lead generation; begun overhauling our telemarketing activities and commenced preparations to implement an expanded telesales operation; and hired a Chief Operating Officer, Vice President of World Wide Sales, a Vice President of Telesales and several other sales managers who are implementing changes in our sales methodology. While these initiatives are intended to improve our sales focus and reduce our typical sales cycle, we may not achieve the expected benefits of these actions to the extent anticipated in the long term. The additions to management may not be as effective as anticipated. The implementation of new sales methodologies and the retraining process involved in developing industry focused sales teams may result in longer sales cycles during the period of transition, which could harm our operating results and business.

We depend on technology licensed from third-party software developers to build and enhance our products, and our ability to develop and sell our products and services could be delayed or impaired if we fail to maintain these license arrangements.

We incorporate into our products and in certain cases resell third-party software that enables, enhances or compliments aspects of our products’ functionality and performance. This third-party software may constitute an increasingly important part of our products and services and significant contributor to our revenue growth, and may not continue to be available on commercially reasonable terms or with acceptable levels of customer support, or at all. In many cases use of third-party software increases the risk of warranties and indemnification contained in our customer contracts. Some of these third-party software developers offer products that compete with the Enterprise Web Suite and our other products. Our loss of or inability to maintain these software licenses on current terms could delay or impair the sale of our products and services until equivalent software, if available, is identified, licensed or developed, and integrated, or could prevent us from developing new products and services to meet our customers’ needs, which could adversely affect our business and impair our future growth.

We depend on our direct sales force to sell our products, and if we fail to hire and train new sales personnel, our future growth will be impaired.

We sell our products primarily through our direct sales force and, although we are seeking to expand our indirect sales channels, including the telesales channel, we expect to continue to rely on direct sales in the immediate future. Our ability to achieve revenue growth in the future will depend, in part, on our ability to recruit, train and retain qualified direct sales personnel and the ability of our sales force to leverage our new product offerings. We have in the past and may in the future experience difficulty in recruiting and retaining qualified sales personnel. The complexity of our product and the length of our sales cycle typically results in a lead time of nine months or more before newly-hired direct sales people become productive and can generate revenue. In addition to recently hiring a Chief Operating Officer, a Vice President of World Wide Sales and a Vice President of Telesales, we added a number of new sales executives. These management changes and reorganization efforts have resulted in and in the near-term are expected to continue to result in attrition in our sales force. Our inability to rapidly and effectively expand and train our direct sales force could impair our growth and cause our stock price to fall.

If we are unable to establish and maintain relationships with systems integrators and resellers, our ability to market, sell and deploy our products and services will be harmed.

We have relationships with a number of systems integrators and resellers, such as Exceptional Software, HandySoft, Deloitte, Cap Gemini, Booz Allen, Bearing Point, Lexis Nexis, Lockheed Martin, Nexzone, Hewlett Packard, Project Performance Corporation, SAIC, Rapidigm and SRA International. Our relationships with these parties who market, sell and deploy our products have been a key factor in our overall business strategy. We are currently seeking to expand our indirect sales channels and recently hired a new head of channel sales. Our efforts to expand our relationships with integrators and resellers may not succeed and these relationships involve a number of risks, including:

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

We have relationships with technology providers, such as Sun Microsystems, Cognos, MediaEdge, Stellent, Inxight, Oracle, BEA, Handysoft, BMC, Thomson Publishing, Microsoft and EMC, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these or other technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

If our software or software we furnish contains errors, our ability to develop and market our products and services will be harmed and we may lose customers or experience reduced market acceptance of our products.

Our software products are inherently complex and may contain defects and errors that are detected only when the product is in use. We periodically release updated versions of our products, which increases the risk of undetected defects or errors. It is also possible that our products including Analytics Server (released in March 2005) and version 5.0J (released in September 2004) and 5.0 (released in June 2003) of our portal product, and upcoming portal product version releases, our server products, and new product introductions may contain undetected defects or errors that are discovered after release. In addition, third-party software that we bundle with, resell or incorporate into our products, or with which we integrate to build or deploy our products, has contained, and may in the future contain, defects or errors for which we may become liable. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems. As a result of product defects or our failure to meet project milestones for services, we may not be paid for work performed subject to acceptance rights or fixed price bidding, we may lose customers, customers may not implement our products more broadly within their organization, we may experience reduced market acceptance of our products, and we may be subject to warranty and product liability claims by our customers.

Such errors or defects may produce a number of risks, including:

•	Some of our customers may require enhanced modifications or fixes of our software for their specific needs which will divert the attention of our engineering team away from new product development and upgrades of existing products.

•	Some of our customers may make increasingly frequent and disproportionate demands on our support personnel, which could result in impaired technical support response times to our entire installed base.

•	Our professional services consultants may be required to assist in the implementation of software modifications and corrections of errors or defects, thereby reducing their ability to perform revenue-generating services.

•	Frequent modifications intended to correct errors may increase the likelihood of undetected defects or errors and may further drain our engineering, customer care and consulting services resources.

•	We may lose customers, customers may not implement our products more broadly within their organization, customers may choose not to renew their maintenance contracts with us or they may choose to abandon their projects.

•	We may lose valuable customer references and our reputation in the industry may diminish, making our sales and marketing efforts more difficult.

•	We may experience reduced demand for our products, reduced market acceptance of our products and loss of overall competitiveness.

•	We may be subject to product liability or warranty claims by our customers.

If we are unable to develop products that are compatible and can be integrated with a large variety of hardware, software, database and networking systems, our ability to attract and retain customers will be harmed.

The Enterprise Web Suite is designed to integrate with and support a broad set of software applications and online services through Plumtree Portlets. To gain broad market acceptance, and to execute on our strategy of openness, we believe that we must support an increased number of technology standards, operating environments, applications and services in the future. If the underlying applications and services are upgraded or changed, maintaining this support may be difficult or impossible. If we are unable to support an increased number of technology standards, applications and services in the future or if we are unable to maintain compatibility with these systems, our ability to attract and retain customers will be harmed. Furthermore, providers of competitive products and services may cease cooperating with our development efforts to integrate our Enterprise Web Suite with products in their portfolio.

Some of our customers are in the preliminary phase of implementing our products and this implementation may not proceed on a timely basis or at all.

Some of our customers are currently in a pre-deployment or preliminary stage of implementing our products and may encounter delays or other problems in introducing them. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our products.

If we fail to adequately address our customer support demands, our ability to attract and retain customers will suffer.

We expect that our customers increasingly will demand enhancements to the technical support services we provide. To meet these demands, we must develop and implement expanded customer support services and programs. In addition, if we increase our customer base, we expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers’ expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing personnel and the establishment of long-term relationships with third-party service vendors. If we are unable to address these customer demands, our ability to attract and retain customers will suffer. If the company is not able to retain customers, it could adversely affect future maintenance revenue.

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

We are highly dependent on certain members of our management staff, including, without limitation, our Chief Executive Officer, John Kunze, our President and Chief Operating Officer, Paul Ciandrini, and our Vice President of Engineering, Eric Zocher. Our ability to continue to deliver products and services that are responsive to customer needs, which is critical to our success, also depends on our ability to retain several members of our sales & marketing, management and engineering teams. The loss of one or more of these officers, sales or marketing managers, or key engineers may impede the achievement of our business objectives. None of our officers or key employees is bound by an employment agreement for any specific term, and no one is constrained from terminating his or her employment relationship with us at any time. Additions to the management team and reorganization in sales and operations have resulted and may continue to result in increased employee attrition. In addition, since a number of our long-standing employees have most of their stock options vested, their economic incentive to remain in our employ may be diminished.

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

We have invested substantial capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 26% and 21% of our total revenue during the three months ended March 31, 2005 and 2004, respectively. If we are unable to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow our overall growth and impair operating margins.

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

We believe that proprietary rights are important to our business. We have one issued patent. We have fifteen non-provisional patent applications pending with the U.S. Patent and Trademark Office, including eight published U.S. applications, two international patent applications pending with the World Intellectual Property Organization, two international patent applications pending in the Canadian Patent Office, two patent applications pending in the Chinese (PRC) Patent Office, six patent applications pending in the European Patent Office, including two published European applications and two Hong Kong extensions, two patent applications pending in the Indian Patent Office, three patent applications pending in the Japanese Patent Office, one patent application pending in the Australian patent office and one patent application pending in the Korean Patent Office. However, current or future patent applications may not be granted, and it is possible that any patents issued to us may be circumvented by our competitors or otherwise may not provide significant protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may not be effective.

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

As described in Note 1 to our consolidated financial statements and elsewhere in this report, we are currently involved in a patent suit where the plaintiff, Datamize, has alleged we were infringing one of its patents. The court in this matter granted our motion on summary judgment, holding that the patent which was the subject of the litigation was invalid. However, Datamize appealed entry of summary judgment of invalidity. Also, based on prior communications, we believe that Datamize might bring an action alleging infringement of two other patents issued to Datamize. We have filed an action for a declaratory judgment seeking a determination that we are not infringing these other patents. Datamize is seeking to dismiss this action. We intend to vigorously defend against Datamize’s allegations of infringement and vigorously pursue its claim for declaratory relief.

During 2004, our defense costs related to this litigation increased substantially, and may continue to increase based on related events. The tactical direction and pace of litigation, especially in complex patent matters, are inherently difficult to predict. Therefore, our legal costs may fluctuate substantially with little notice which could affect our financial results.

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

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging. We have established a hedging program to hedge only known asset and liability exposures denominated in foreign currencies. We regularly review our hedging program and will make adjustments based on our judgment. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates.

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

In particular, the FASB recently enacted SFAS 123(R) and the SEC enacted SAB 107, which will have a significant adverse effect on our reported financial results when it is expected to be implemented on January 1, 2006 and may impact the way in which we conduct our business (see Note 1).

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

Risks Relating to Our Industry

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

New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Analytics Server, Version 5.0 of the Plumtree Corporate Portal, the Plumtree Collaboration Server, Plumtree Studio Server and Plumtree Content Server as well as version 5.0J of the Plumtree Corporate Portal were released in the past twelve months or have been recently updated, increasing the risk of undetected defects or errors. Efforts to correct any such errors or defects could divert our engineers from or delay development of new products. In addition, our efforts to develop and release new products of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problems. Product release delays or product defects could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

The market for our products is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies;

•	the technological life cycles of our products may end abruptly and, in any event, are difficult to estimate;

•	we may not have sufficient resources to develop, license or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

•	the price of the products and services we provide may decline as rapidly as, or more rapidly than, the price of any competitive alternatives, particularly if the unique features of our products become widely adopted through new technologies.

We may not be able to effectively respond to the technological requirements of the changing market for our corporate portal and the other products comprising the Enterprise Web product suite. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for these purposes in the future. Even if we successfully raise capital to develop, license or acquire new technologies, investments in these technologies may not result in commercially viable technological processes, or there may not be commercial applications for those technologies. In addition, we may become increasingly reliant on third party providers of software that enables, enhances or compliments aspects of our products’ functionality. If we do not develop and introduce new products and services, and achieve market acceptance in a timely manner, demand for our products and services will drop and our revenue will decline.

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

We are a highly automated business and a disruption or failure of our systems in the event of a major earthquake, cyber-attack, or other catastrophic event could cause delays in completing sales and providing services. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in San Francisco, California, which is near a major earthquake fault. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, we had cash, cash equivalents and short-term investments totaling $67.2 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one to two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on the duration of our portfolio and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

For the three months ended March 31, 2005, we earned approximately 26% of our revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. We have implemented a hedging strategy which should mitigate our exposure to currency fluctuation. We hedge our net recognized foreign currency assets and liabilities with short-term forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. However, this may not provide absolute assurance that exchange rate fluctuations will not adversely affect our financial results in the future. There were no outstanding contracts as of March 31, 2005.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Datamize

On May 17, 2002, Datamize, LLC filed a lawsuit against the Company in the United States District Court for the District of Montana (Civil Action No. 02-86-M-LBE). In its complaint, Datamize alleged that it is the owner of U.S. Patent Number 6,014,137 (“the ‘137 patent”), and that the Company infringed one or more claims of the ‘137 patent. Datamize was seeking, among other things, injunctive relief and unspecified damages. The Company moved the Court (the “Motion”) to dismiss the action for lack of personal jurisdiction or, in the alternative, have the action transferred to the Northern District of California. In early July 2003, the Court granted the Motion and entered judgment in favor of the Company on July 7, 2003 in accordance with that order.

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. The Company has filed a motion to recover its attorney’s fees. Datamize has appealed the Court’s entry of summary judgment of invalidity to the Federal Circuit, which appeal is scheduled to be heard on May 6, 2005.

In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the ‘040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October 15, 2004, Plumtree filed a motion for summary judgment, seeking to invalidate the claims of the ‘040 patent and the ‘418 patent on grounds of invalidity in light of the “on sale bar.” On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Court will hear both parties’ motions on June 2, 2005.

Advarion

On February 28, 2005, Advarion, Inc. (“Advarion”) filed a complaint against the Company and six other defendants in the U.S. District Court for the Southern District of Texas, Case No. 4:04-CV-03841. The allegations of the complaint appear to relate to the Company’s past development efforts with co-defendant ClassFirst Foundation for potential products intended for educational settings. The complaint asserts purported claims for copyright infringement, misappropriation of trade secrets, trade dress infringement, unfair competition, and other state law claims. By its complaint, Advarion seeks damages, preliminary and permanent injunctive relief, declaratory judgment, costs, and attorney’s fees. During a status conference regarding this matter on March 21, 2005, the judge struck the complaint on his own motion, and took under submission whether Advarion could amend its complaint to add Plumtree.

Based on the information available to date, the Company does not believe that the claims have merit.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)

4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees (1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)

10.5*	2002 Director Option Plan, and form of agreements thereunder (1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.9*	Offer letter between the Registrant and John H. Kunze (1)

10.10*	Offer letter between the Registrant and Eric Borrmann (1)

10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C. (2)

10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C. (2)

10.15*	Offer letter between Registrant and Eric Zocher (2)

10.16*	2004 Bonus Plan (3)

10.17*	2004 Outside Director Stock in Lieu of Fees Plan (3)

10.18*	Employment Agreement between the Registrant and Paul Ciandrini (4)

10.19*	Employment Agreement between the Registrant and Ira Pollack (4)

10.20*	Offer Letter between the Registrant and Adriana Chiocchi (4)

10.21	Office Lease for 505 Sansome Street, dated October 22, 2004, between Registrant and Transamerica Realty Investment Properties, LLC. (5)

10.22	Revolving Line of Credit Amendment, dated October 25, 2004, between Registrant and Silicon Valley Bank (5)

10.23*	2005 Bonus Plan (6)

10.24*	2005 Independent Director Cash Compensation Plan (6)

10.25*	2005 Executive Officer Annual Compensation Table

10.26*	Stock Option Agreement with Eric Zocher (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).
(3)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 12, 2004 (File No. 001-31344).
(4)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and filed with the SEC on August 6, 2004 (File No. 001-31344).
(5)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed with the SEC on November 5, 2004 (File No. 001-31344).
(6)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 11, 2005 (File No. 001-31344).
(7)	Filed as an Exhibit hereto because of the vesting provisions contained in such Stock Option Agreement. Shares subject to such option become fully exercisable on June 2, 2008. However, if, at any time, the daily closing bid price of our common stock on the Nasdaq National Market during any 30 consecutive trading day period exceeds: $10, then 25,000 shares shall vest; $18, then 20,000 shares shall vest; $25, then 20,000 shares shall vest; $35, then 20,000 shares shall vest; and $45, then 15,000 shares shall vest.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC.
(Registrant)

Dated: May 4, 2005	/s/ John H. Kunze
John H. Kunze
President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: May 4, 2005	/s/ Eric Borrmann
Eric Borrmann
Chief Financial Officer (Principal Financial Officer)