Form 10-Q
period 2005-06-30
PLUMTREE SOFTWARE INC
filed 2005-08-09
CIK 1035656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

The number of shares outstanding of the issuer’s common stock as of June 30, 2005 was 33,301,477 shares.

PLUMTREE SOFTWARE, INC.

FORM 10-Q

June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	As of June 30, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,513	$23,136
Short-term investments	55,453	41,898
Accounts receivable (net of allowance for doubtful accounts of $660 and $787, respectively)	17,591	20,552
Prepaid expenses and other current assets	3,054	2,313

Total current assets	88,611	87,899
Property and equipment, net	2,453	2,532
Other assets	312	380

Total assets	$91,376	$90,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,291	$1,841
Accrued and other current liabilities	14,920	14,944
Current portion of deferred revenue	20,631	20,804

Total current liabilities	37,842	37,589
Deferred revenue, less current portion	1,849	1,856
Other long term liabilities	322	360

Total liabilities	40,013	39,805

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized – 20,000 shares; Issued and Outstanding – None
Common stock, $0.001 par value:
Authorized – 100,000 shares; Issued and Outstanding – 33,301 and 32,397, respectively	33	32
Additional paid-in capital	104,559	102,104
Deferred stock-based compensation	(71)	(165)
Accumulated other comprehensive loss	(661)	(412)
Accumulated deficit	(52,497)	(50,553)

Total stockholders’ equity	51,363	51,006

Total liabilities and stockholders’ equity	$91,376	$90,811

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Licenses	$7,396	$7,911	$17,387	$14,782
Services and maintenance	15,075	11,557	29,661	22,408
Contingent contract reserve (See Note 1)	(1,543)	—	(1,543)	—

Total revenue	20,928	19,468	45,505	37,190
Cost of revenue:
Licenses	114	422	283	850
Services and maintenance	5,771	4,638	11,337	8,756
Amortization of stock-based compensation and acquired technology	5	425	6	872

Total cost of revenue	5,890	5,485	11,626	10,478

Gross margin	15,038	13,983	33,879	26,712
Operating expenses:
Research and development	6,344	5,886	12,933	11,395
Sales and marketing	8,166	8,623	17,476	16,635
General and administrative	2,842	2,752	5,548	5,139
Restructuring charges	–	307	–	307
Amortization of stock-based compensation	17	103	19	287

Total operating expenses	17,369	17,671	35,976	33,763

Loss from operations	(2,331)	(3,688)	(2,097)	(7,051)
Interest income	393	241	704	516
Other income (loss), net	(5)	(101)	(114)	(227)

Income (loss) before income taxes	(1,943)	(3,548)	(1,507)	(6,762)
Provision for income taxes	259	139	437	301

Net loss	$(2,202)	$(3,687)	$(1,944)	$(7,063)
Basic and diluted net loss per common share:	$(0.07)	$(0.12)	$(0.06)	$(0.22)

Weighted average common shares outstanding:
Shares used to compute basic and diluted net loss per common share:	33,103	31,882	32,938	31,680

See accompanying notes to the condensed consolidated financial statements

PLUMTREE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,944)	$(7,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	106	168
Amortization of premium on short-term investments	209	465
Depreciation and amortization	805	632
Issuance of stock options granted to non-employees	—	30
Amortization of stock-based compensation	25	371
Amortization of acquired technology	—	788
Amortization of warrants issued for services	18	18
Changes in assets and liabilities:
Accounts receivable	2,855	(2,584)
Prepaid expenses and other current assets	(741)	(344)
Other assets	50	4
Accounts payable	450	533
Accrued and other current liabilities	(24)	499
Deferred revenue	(180)	1,957
Long-term liabilities	(38)	(32)

Net cash provided by (used in) operating activities	1,591	(4,558)

Cash flows from investing activities:
Purchases of property and equipment	(726)	(815)
Purchases of short-term investments	(45,085)	(16,835)
Proceeds from sale of short-term investments	31,344	24,186

Net cash provided by (used in) investing activities	(14,467)	6,536

Cash flows from financing activities:
Proceeds from issuance of common stock	2,525	1,146

Effect of change in exchange rates on cash and cash equivalents	(272)	210

Net increase (decrease) in cash and cash equivalents	(10,623)	3,334
Cash and cash equivalents at beginning of period	23,136	20,434

Cash and cash equivalents at end of period	$12,513	$23,768

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$509	$54

Cash paid for interest	$—	$15

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2004 and June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005.

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

The Company follows EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s product)”. Accordingly, payments to customers (as defined in EITF 01-9) are reviewed and treated as a reduction in revenue or a cost or expense based on the transaction and relationship.

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

Unbilled receivables for professional services and related expenses as of June 30, 2005 and December 31, 2004 are $904,000 and $467,000, respectively. These amounts are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8%	3.4%	3.8%	3.0%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	71%	80%	68%	80%

The fair value of rights under the Company’s 2002 Employee Stock Purchase Plan (“ESPP”) for the three months and six months ended June 30, 2005 and 2004 was estimated using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	2.6%	2.1%	2.6%	1.8%
Expected life of the option	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	73%	85%	73%	85%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (generally four years) and the ESPP’s look back period of up to two years. The weighted-average estimated fair value of stock options issued for the three months ended June 30, 2005 and 2004 was $2.57 and $2.57 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended June 30, 2005 and 2004 was $1.88 and $1.41 per share, respectively. The weighted-average estimated fair value of stock options issued for the six months ended June 30, 2005 and 2004 was $2.51 and $1.41 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the six months ended June 30, 2005 and 2004 was $1.88 and $1.41 per share, respectively. The Company’s pro forma net loss and pro forma net loss per common share data under SFAS No. 123 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(2,202)	$(3,687)	$(1,944)	$(7,063)
Add: Stock-based employee compensation expense included in net loss	22	134	25	371
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,304)	(1,506)	(2,512)	(3,341)

Pro forma net loss under SFAS 123	$(3,484)	$(5,059)	$(4,431)	$(10,033)

Net loss per common share – Basic and diluted:
As reported under APB 25	$(0.07)	$(0.12)	$(0.06)	$(0.22)

As reported under SFAS 123	$(0.11)	$(0.16)	$(0.13)	$(0.32)

Amortization of stock-based compensation expense is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Amortization of stock-based compensation included in cost of revenue	$5	$31	$6	$84
Amortization of stock-based compensation included in operating expenses:
Research and development	8	47	9	130
Sales and marketing	7	46	8	130
General and administrative	2	10	2	27

Total stock-based compensation included in operating expenses	17	103	19	287

Total stock-based compensation	$22	$134	$25	$371

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including money market funds with maturities of 90 days or less from the date of purchase.

The following is a chart of the principal amounts of short-term investments and cash equivalents by expected maturity (in thousands):

	Expected Maturity Date during the Year Ending December 31,				As of June 30, 2005
	2005	2006	2007	Total Cost Value	Total Fair Value
Taxable auction rate securities	$7,252	$—	$—	$7,252	$7,252
US Government agencies	5,948	6,000	1,500	13,448	13,369
Corporate notes	19,870	12,004	3,638	35,512	34,832

Total	$33,070	$18,004	$5,138	$56,212	$55,453

It is our policy to review our short term investments on a regular basis to evaluate whether or not any investment is impaired. With respect to the above investments we are exposed to market risks for changes in interest rates. We place our investments with high quality credit issuers that have a rating by Moody’s of A-1 or higher, Fitch’s of F-1 or higher and/or Standard & Poors of P-1 or higher.

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

Intangible Assets

In November 2001, the Company acquired certain technology for $85,000 and 60,000 shares of common stock. In November 2001, the Company also acquired a company (the “Acquired Company”) for 297,594 shares of common stock. The acquisition of the Acquired Company was accounted for under the purchase method. The purchase price was allocated to acquired technology and is being amortized over its estimated useful life of three years. Amortization is being recorded as cost of revenue and was $0 and $394,000 for the three months ended June 30, 2005 and 2004, respectively and $0 and $788,000 for the six months ended June 30, 2005 and 2004, respectively. Acquired technology was fully amortized as of December 31, 2004.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued commissions and bonus	$2,558	$3,602
Accrued sales taxes	1,222	1,536
Accrued vacation	1,883	1,619
Accrued professional services	2,130	2,711
Accrued contingent contract reserve	1,543	—
Accrued third-party software	460	425
Accrued ESPP	835	739
Accrued other	4,289	4,312

	$14,920	$14,944

Commitments

On June 28, 2005, the Company entered into a sixth amendment to our lease with WXI/San Realty, L.L.C. a Delaware limited liability company (“Landlord”), which amends the original lease, as amended, for certain office space in the building located at 500 Sansome Street, San Francisco, California. The original lease, as amended, was set to expire on October 31, 2006. Among other things, the amended lease that took effect on June 1, 2005 extended the term of the lease to October 31, 2008, added an option, subject to certain conditions, to extend the lease term for an additional 3 years, beyond October 31, 2008, permitted the Company to carry out certain office space renovations, and adjusted the monthly base rent payable under the lease. Monthly base rent payable under the original lease, as amended, was $226,000 compared to $153,000 for the extended term. Effective upon signing the sixth amendment to our lease, the required letter of credit (enforceable against the Silicon Valley Bank facility described below) to our landlord was reduced to $400,000. In August 2005, the Company formally reduced the balance subject to the letter of credit to $400,000.

On October 25, 2004 we signed an amended agreement with Silicon Valley Bank that increased our credit limit to $4 million (from $3.1 million) and eliminated the minimum cash balance requirement that previously existed related to United States bank accounts and replaced this requirement with other financial covenants. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. As of June 30, 2005, we were in compliance with all financial covenants under the revolving line of credit agreement with Silicon Valley Bank. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the revolving line of credit is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of June 30, 2005, no amounts were outstanding under this facility.

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

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. Datamize has appealed the district court’s entry of summary judgment of invalidity to the Court of Appeals for the Federal Circuit. On August 5, 2005, the Court of Appeals affirmed the district court’s summary judgment, confirming the invalidity of the ‘137 patent.

In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the ‘040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October 15, 2004, Plumtree filed a motion for summary judgment, seeking to invalidate the claims of the ‘040 patent and the ‘418 patent on grounds of invalidity in light of the “on sale bar.” On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Court has taken both parties’ motions under submission.

Advarion

On February 28, 2005, Advarion, Inc. (“Advarion”) filed a complaint against the Company and six other defendants in the U.S. District Court for the Southern District of Texas, Case No. 4:04-CV-03841. The allegations of the complaint appear to relate to the Company’s past development efforts with co-defendant ClassFirst Foundation for potential products intended for educational settings. The complaint asserts purported claims for copyright infringement, misappropriation of trade secrets, trade dress infringement, unfair competition, and other state law claims. By its complaint, Advarion seeks damages, preliminary and permanent injunctive relief, declaratory judgment, costs, and attorney’s fees. During a status conference regarding this matter on March 21, 2005, the judge struck the complaint on his own motion, and took under submission whether Advarion could amend its complaint to add Plumtree. On May 31, 2005, Advarion agreed not to add Plumtree to the suit or otherwise sue Plumtree in connection with the allegations made in its complaint. On July 12, 2005, Advarion’s complaint was dismissed with prejudice.

The results of the above issues and proceedings cannot be predicted with certainty and potential exposure is not estimable; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

General Services Administration

Since October 2001, the Company has sold licenses, maintenance, and services to the United States Government and other qualified entities under a U.S. General Services Administration (GSA) contract. Under the terms of this contract, the GSA is permitted to audit the Company’s compliance with the terms and conditions of the GSA contact.

In February 2005, we became aware that in connection with certain sales made under our GSA contract, we did not comply with the terms of the “Price Reductions” clause of such contract as it related to two contracts. As a result, we voluntarily offered the GSA a temporary price reduction. In response, we were informed that the matter would be considered further within the GSA. In the second quarter of 2005, we commenced an internal investigation into this matter and, with the assistance of special legal counsel and forensic accountants, concluded that it was probable that a damage payment or future discounts off of the GSA price list was due to the GSA under the referenced GSA contract pursuant to the “Price Reductions” clause.

In the quarter ended June 30, 2005, the Company recorded a $1.5 million contingent contract reserve for the estimated potential damage payment or future discounts off of the GSA price list related to the GSA contract matter. The amount was estimated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies” and FASB Interpretation (FIN) No. 14 “Reasonable Estimation of the Amount of a Loss” and has been booked as contra-revenue in the accompanying condensed consolidated statements of operations. The final amount of the potential contract damages or future discounts off of the GSA price list under the “Price Reductions” clause is subject to the outcome of settlement discussions and final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on the Company’s financial position, revenues, liquidity and results of operations. In addition, it is possible that the GSA may elect to take other action that may adversely affect our financial position, revenues, liquidity, and results of operations.

Cost of License Revenue

The Company has entered into various license arrangements with other software providers to incorporate the software provider’s software in the Company’s product. In return for these licenses, the Company is required to pay certain fees upon signing of the arrangements plus a certain percentage of the Company’s net revenue, as defined in these agreements, generated from the sales of its product. Royalty expense is recognized in the period in which liability is incurred. Up-front fees are amortized over the period benefited or as the incorporated software is sublicensed, as applicable. For the three months and six months ended June 30, 2005 the Company incurred royalty expense of approximately $103,000 and $167,000, respectively, related to these arrangements. For the three months and six months ended June 30, 2004 the Company incurred royalty expense of approximately $160,000 and $351,000, respectively, related to these arrangements. The Company classifies all royalty expenses as cost of license revenues.

For the three months and six months ended June 30, 2005, the Company incurred $11,000 and $60,000, respectively, related to referral fees owed to third-party partners. For the three months and six months ended June 30, 2004, the Company also included in cost of license revenue $232,000 and $445,000, respectively, related to two separate agreements with third party software providers in which the Company resold their software along with the Company’s software to the customer.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,202)	$(3,687)	$(1,944)	$(7,063)
Basic and diluted:
Weighted average shares of common stock	33,103	31,886	32,938	31,688
Less: Weighted average shares subject to repurchase	—	(4)	—	(8)

Weighted average shares used in computing basic and diluted net loss per common share	33,103	31,882	32,938	31,680

Basic and diluted net loss per common share	$(0.07)	$(0.12)	$(0.06)	$(0.22)

The weighted average exercise price of options to purchase common stock excluded from the diluted net loss calculation above was $3.88 and $4.27 as of June 30, 2005 and 2004, respectively.

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive (in thousands):

	As of June 30,
	2005	2004
Options to purchase common stock	11,052	11,435
Common stock subject to repurchase	—	4
Employee stock purchase plan	291	264
Warrants	41	41

Weighted average potential shares of common stock excluded	11,384	11,744

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment.” SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123(R) is expected to be effective for the Company as of January 1, 2006. The Company expects to apply the prospective approach for the transition period beginning January 1, 2006. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123(R). Note 1 included in these Condensed Consolidated Financial Statements provides the pro forma net loss and earnings per share as if the Company had used the fair-value based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three and six months ended June 30, 2005 and 2004. The Company expects this to have a material impact on reported net income (loss) in future periods after adoption.

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

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC staff’s interpretation of share-based payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which the Company expects to have a material impact on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

The disaggregated information reviewed on a product basis by the CEO (our chief operating decision maker) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	$7,396	$7,911	$17,387	$14,782
Maintenance	7,303	6,093	14,537	11,972
Professional services and training	7,772	5,464	15,124	10,436
Contingent contract reserve	(1,543)	—	(1,543)	—

Total revenues	$20,928	$19,468	$45,505	$37,190

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and Asia Pacific. Substantially all of the Company’s assets are located within the Americas. Information regarding the Company’s revenues in different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States of America	$17,202	$13,104	$35,348	$27,024
International	5,269	6,364	11,700	10,166
Contingent contract reserve	(1,543)	—	(1,543)	—

Total revenues	$20,928	$19,468	$45,505	$37,190

For the three months and six months ended June 30, 2005 and 2004, no customer represented more than 10% of the Company’s total revenues. As of June 30, 2005 and 2004, no customer accounted for greater than 10% of accounts receivable.

Note 3. Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains on available-for-sale securities and foreign currency translation adjustments.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,202)	$(3,687)	$(1,944)	$(7,063)
Other comprehensive loss:
Change in accumulated foreign currency translation adjustments	(61)	40	(272)	208
Change in accumulated unrealized gain (loss) on available-for-sale securities	99	(459)	23	(429)

Total comprehensive loss	$(2,164)	$(4,106)	$(2,193)	$(7,284)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive our revenue and generate cash from customers from primarily two sources: (i) product license revenue, and (ii) software maintenance, professional services and training revenue. For the three months ended June 30, 2005 and 2004, our total revenue was $20.9 million and $19.5 million, respectively, and our net loss was $2.2 million and $3.7 million, respectively. For the six months ended June 30, 2005 and 2004, our total revenue was $45.5 million and $37.2 million, respectively, and our net loss was $1.9 million and $7.1 million, respectively. The Company’s total revenue for the three and six months ended June 30, 2005 includes the effect of a $1.5 million contingent contract reserve.

In addition to total revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Matters that impact our sales cycle.

•	The selling environment continues to be difficult and we have seen evidence of war time budget reallocation, decreased federal funding to state and local governments and purchasing delays, which appear to be consistent across the software industry. All of these factors have an impact on the current software market.

•	Revenue by category (license, maintenance and professional services and training):

•	License. Our license revenue for the three months ended June 30, 2005 was $7.4 million, a 7% decrease over the three months ended June 30, 2004, resulting primarily from customers delaying purchasing decisions. Our license revenue for the six months ended June 30, 2005 was $17.4 million, an 18% increase over the six months ended June 30, 2004, resulting primarily from strong sales in the first quarter of 2005 as well as the release of Plumtree Analytics Server product in the first quarter of 2005.

•	Maintenance, Professional Services and Training. We provide maintenance and customer care through technical support and assigned account managers; we offer professional services to deploy, configure and customize the Plumtree Corporate Portal and other Plumtree products at customer sites, and to train alliance members, including technology vendors and systems integrators; and we offer a series of training classes designed to provide our customers and alliance members with the knowledge and tools necessary to deploy, administer and expand the portal within the enterprise.

•	Revenue for maintenance and technical support for the three months and six months ended June 30, 2005 were $7.3 million and $14.5 million, respectively, representing an increase of $1.2 million or 20% and $2.6 million or 21%, respectively, over the comparable periods in 2004. The increase is primarily attributable to an increase in maintenance revenue from new customers as well as renewals of maintenance contracts from our installed base of customers.

•	Revenue attributable to professional services and training increased during the three months and six months ended June 30, 2005 to $7.8 million and $15.1 million, respectively, as compared to $5.5 million and $10.4 million for the comparable periods in 2004. The increase in professional services and training revenue is primarily related to an increase in demand from our customer base resulting in an increase in professional services and training headcount, utilization, and subcontracted services.

•	We expect our maintenance, professional services and training revenue, in general, to increase during the remainder of 2005, primarily due to increased maintenance revenue from both new customers as well as maintenance renewals from our installed customer base and increased demand for professional services.

•	Contingent contract reserve. We recorded a $1.5 million charge as contra-revenue for the three and six months ended June 30, 2005. This amount related to estimated damages as a result of non-compliance with the “Price Reductions” clause of our GSA contract. The amount was estimated with the assistance of special legal counsel and forensic accountants and based on the Company records as well as specific terms and conditions under the GSA contract. The final amount of the potential contract damages or future discounts off of the GSA price list under the “Price Reductions” clause is subject to the outcome of settlement discussions and final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on the Company’s financial position, revenues, liquidity and results of operations. In addition, it is possible that the GSA may elect to take other action that may adversely affect our financial position, revenues, liquidity, and results of operations.

•	Deferred revenue balances:

•	Our total deferred revenue balance at June 30, 2005 was $22.5 million, of which approximately $238,000 relates to deferred license revenue, approximately $21.4 million relates to deferred maintenance revenue and approximately $826,000 relates to deferred professional services and training revenue. During the six months ended June 30, 2005, our total deferred revenue balance decreased $180,000 over the balance at December 31, 2004. The decrease in total deferred revenue from December 31, 2004 to June 30, 2005 is comprised of a decrease in deferred license and deferred professional services and training revenue partially offset by increases in deferred maintenance revenue.

•	Deferred license revenue decreased by $454,000 to $238,000 at June 30, 2005 as compared to $692,000 at December 31, 2004, primarily due to timing of extended payment term license deals.

•	Deferred maintenance revenue increased $803,000 during the six months ended June 30, 2005 as compared to the balance at December 31, 2004 primarily related to an increase in deferred maintenance revenue from new customers as well as renewals of maintenance contracts by our installed base of customers.

•	Deferred professional services and training revenue decreased $529,000 during the six months ended June 30, 2005 as compared to the balance at December 31, 2004 as fewer of our customers at June 30, 2005 prepaid for services and training as compared to December 31, 2004.

•	During the remainder of 2005 we expect the composition of our deferred revenue balances to remain consistent with the current breakdown of deferred revenue, with deferred maintenance revenue increasing as more of our customers renew their maintenance contracts and new license arrangements are signed. The mix between short-term and long-term deferred revenue will depend on the number of maintenance contracts that extend beyond a 12-month period.

•	Number of license revenue transactions and breakdown of new customers versus repeat customers.

During the three months ended June 30, 2005, we completed 66 license transactions, which include 20 new customers or 30% of total license transactions and 46 repeat orders or 70% of total license transactions bringing our total number of customers licensed since inception to 739. During the three months ended June 30, 2004, we completed 78 license transactions, which included 36 new customers or 46% of total license transactions and 42 repeat orders or 54% of total license transactions. During the six months ended June 30, 2005, we completed 126 license transactions, which included 36 new customers or 29% of total license transactions and 90 repeat orders or 71% of total license transactions as compared to the six months ended June 30, 2004, in which we completed 143 license transactions, which included 63 new customers or 44% of total license transactions and 80 repeat orders or 56% of total license transactions.

•	Revenue by geographic region.

We operate our business in 2 geographic regions: (i) United States and (ii) International, which consists of Europe, Middle East and Africa (“EMEA”), Japan and Asia-Pacific (“APAC”), and Canada. In the three months and six months ended June 30, 2005, 77% and 75% of our license, maintenance and service revenue was generated within the United States, respectively, with International license, maintenance and service revenue collectively accounting for 23% and 25%, respectively.

•	Cash and cash equivalents and short-term investments:

At June 30, 2005, our cash, cash equivalents and short-term investments were $68.0 million, an increase of $800,000 from March 31, 2005 and an increase of $2.9 million from December 31, 2004. Historically, we have managed to increase our overall cash and investment position or remain in a relatively cash neutral position on a quarterly basis. We expect to have a continued focus on collections, but anticipate spending cash to expand our product line, make key management additions and improve our product support efforts. We anticipate that our primary utilization of cash during the remainder of 2005 will continue to be capital expenditures, salaries, commissions, bonuses and other payroll related costs.

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

In addition, the Company follows EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer(Including a Reseller of the Vendor’s product)”. Accordingly, payments to customers (as defined in EITF 01-9) are reviewed and treated as a reduction in revenue or a cost or expense based on the transaction and relationship.

Allowance for Doubtful Accounts

We have provided an allowance for doubtful accounts of $660,000 as of June 30, 2005 for estimated losses resulting from the inability of our customers to make their required payments. The allowance for doubtful accounts changes based on the overall level of accounts receivable, past history of collection, and the aging of customer accounts.

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

Income Taxes

We provided a valuation allowance of $19.5 million against the entire net deferred tax asset as of December 31, 2004. The valuation allowance was recorded given the accumulated losses we have incurred and uncertainties regarding our future operating profitability and taxable income. Our income tax provision is primarily related to income and withholding taxes on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable. We recorded an income tax provision of $437,000 and $301,000 for the six months ended June 30, 2005 and 2004, respectively, related to these tax liabilities. We continue to monitor and evaluate exposures related to doing business in international jurisdictions.

Determination of Fair Value of Options Granted to Employees

In connection with the granting of certain stock options, we recorded deferred stock-based compensation charges in the periods before our initial public offering representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, issuances of our convertible preferred stock and valuations of comparable publicly traded software companies. As of June 30, 2005 and December 31, 2004, we had $71,000 and $165,000 of deferred stock-based compensation remaining, respectively. For the six months ended June 30, 2005 and 2004 we recognized $25,000 and $371,000 of stock-based compensation expense, respectively. We apply the intrinsic value method in accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, we recognize no compensation expense with respect to stock-based awards to employees with exercise prices equal to the fair market value of the award on the date of grant. Had different assumptions or criteria been used to determine the deemed fair value of the stock, materially different amounts of stock-based compensation could have been reported.

Had we applied fair value accounting for our stock options as outlined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, our operating results (in thousands) would have been affected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(2,202)	$(3,687)	$(1,944)	$(7,063)
Add: Stock-based employee compensation expense included in net loss	22	134	25	371
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,304)	(1,506)	(2,512)	(3,341)

Pro forma net loss under SFAS 123	$(3,484)	$(5,059)	$(4,431)	$(10,033)

Net loss per common share – Basic and diluted:
As reported under APB 25	$(0.07)	$(0.12)	$(0.06)	$(0.22)

Pro forma under SFAS 123	$(0.11)	$(0.16)	$(0.13)	$(0.32)

As noted in the Notes to the Condensed Consolidated Financial Statements, we expect SFAS 123(R) to have a material impact on reported net income (loss) in future periods after adoption.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue

Revenue increased to $20.9 million in the three months ended June 30, 2005 from $19.5 million in the three months ended June 30, 2004. Between these periods, license revenue decreased 7% and services and maintenance revenue increased 30%. In addition, we recorded a $1.5 million charge as contra-revenue for the three months ended June 30, 2005, related to non-compliance with our GSA contract.

Licenses. License revenue decreased to $7.4 million in the three months ended June 30, 2005 from $7.9 million in the three months ended June 30, 2004. The decrease in license revenue for the three months ended June 30, 2005 compared to the comparable period in 2004 was due primarily to customers delaying purchasing decisions. In particular, we would attribute this to a number of existing and prospective customers from the second quarter of 2005 who postponed their purchasing decisions.

Maintenance, Professional Services and Training. Services and maintenance revenue increased to $15.1 million in the three months ended June 30, 2005 from $11.6 million in the three months ended June 30, 2004, primarily due to increased demand from our customer base resulting in an increase in headcount, utilization, and use of subcontractors within our professional services department as well as an increase in maintenance we provided to our new customers and maintenance renewals from our customer base. Professional services and training revenue increased to $7.8 million for the three months ended June 30, 2005 as compared to $5.5 million for the three months ended June 30, 2004. Maintenance revenue increased to $7.3 million in the three months ended June 30, 2005 from $6.1 million in the three months ended June 30, 2004.

Contingent contract reserve. We recorded a $1.5 million charge as contra-revenue for the three months ended June 30, 2005. This amount related to estimated damages as a result of non-compliance with the “Price Reductions” clause of our GSA contract. The amount was estimated with the assistance of special legal counsel and forensic accountants and based on the Company records as well as specific terms and conditions under the GSA contract. The final amount of the potential contract damages or future discounts off of the GSA price list under the “Price Reductions” clause is subject to the outcome of settlement discussions and final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on the Company’s financial position, revenues, liquidity and results of operations. In addition, it is possible that the GSA may elect to take other action that may adversely affect our financial position, revenues, liquidity, and results of operations.

Cost of Revenue

Licenses. Our cost of licenses consists primarily of royalty expenses, fees paid to third-party technology vendors, product delivery and fulfillment costs, as well as referral fess paid to third party partners. Cost of licenses decreased to $114,000 in the three months ended June 30, 2005 from $422,000 in the three months ended June 30, 2004 primarily related to two separate agreements with third-party software providers in the three months ended June 30, 2004 in which we resold their software along with our software to the customer totaling $232,000, and decreased royalty expense. We expect that our cost of licenses will increase in future periods, primarily due to the signing of new royalty agreements.

Maintenance, Professional Services and Training. Our cost of maintenance, professional services and training primarily includes salaries and related expenses for our professional services and technical support departments and third-party contractors. Cost of services and maintenance increased to $5.8 million in the three months ended June 30, 2005 from $4.6 million in the three months ended June 30, 2004. This was attributable to an increase of approximately $620,000 related to the increase in headcount in our professional services and technical support departments and general merit increases, along with an increase of approximately $556,000 relating to the increased use of third party contractors due to an increased number of service contracts. As of June 30, 2005, we had 100 professional services and technical support personnel as compared to 89 at June 30, 2004. We currently plan to increase hiring in these departments and expect costs of maintenance, professional services and training to rise in future periods.

Amortization of Stock-Based Compensation and Acquired Technology. In connection with options granted to employees in 2001 and 2000, we recorded deferred stock-based compensation related to our cost of services and maintenance representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the date of grant. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the surrender of unvested options upon the termination of an option holder. Amortization of stock-based compensation related to cost of services for the three months ended June 30, 2005 and 2004 was $5,000 and $31,000, respectively. In connection with the acquisitions of certain technology in 2001, amortization of acquired technology related to cost of license revenue for the three months ended June 30, 2004 was $394,000. There was no amortization for the three months ended June 30, 2005 as the acquired technology was fully amortized as of December 31, 2004.

Operating Expenses

Research and Development. Research and development expenses primarily consist of costs associated with new software development and enhancement of our existing software products, including our in-house engineering staff and third-party contractors. The costs associated with our in-house development staff consist primarily of salaries and benefit costs. From time to time our in-house development staff is supported by outside developers, primarily located internationally, on an independent contractor basis. Research and development expenses increased to $6.3 million in the three months ended June 30, 2005 from $5.9 million in the three months ended June 30, 2004, due primarily to an increase use of independent contractors as well as merit increases for current staff resulting from our efforts to enhance our core portal product offering and to expand our product line. Outside development costs were $337,000 and $198,000 for the three months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, we had 135 employees in research and development as compared to 141 employees as of June 30, 2004. We currently plan to increase hiring in this department and expect costs to rise in future periods.

Sales and Marketing. Sales and marketing expenses primarily consist of payroll expenses, including salaries and commissions, and related costs for sales and marketing personnel, and promotion expenditures, including public relations, advertising and trade shows. Sales and marketing expenses decreased to $8.2 million in the three months ended June 30, 2005 from $8.6 million in the three months ended June 30, 2004. Sales expenses were flat at $7.1 million for the three months ended June 30, 2005 and 2004, primarily as a result of increased headcount within our sales department, which was offset by a decrease in sales commissions. Sales commissions decreased by $387,000 for the three months ended June 30, 2005 when compared to the corresponding period in 2004. Marketing expenses decreased to $1.1 million in the three months ended June 30, 2005 from $1.5 million in the three months ended June 30, 2004 due to a decrease in staffing within the marketing department and a reduced marketing spend. As of June 30, 2005, we had 137 employees in sales and marketing as compared to 129 employees as of June 30, 2004. We currently plan to increase hiring in this department and expect costs to rise in future periods.

General and Administrative. General and administrative costs consist primarily of salaries and related expenses for our administrative, executive and finance personnel, bad debt expense and costs associated with being a publicly traded company. General and administrative expenses remained flat at $2.8 million in the three months ended June 30, 2005 and the three months ended June 30, 2004, primarily as a result of increased headcount and increased rent expense, offset by a reduction in legal fees, and a decrease in bad debt expense as a result of a lower gross accounts receivable balance. As of June 30, 2005, we had 43 general and administrative personnel as compared to 30 as of June 30, 2004. We expect this expense to significantly increase for legal and other professional fees related to the ongoing internal investigation into the Company’s non-compliance with the GSA contract and other legal matters.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the three months ended June 30, 2005 and 2004 was $17,000 and $103,000, respectively. The remaining value of unamortized deferred compensation as of June 30, 2005 was $71,000. We expect that amounts related to stock-based compensation charges will be fully amortized in the fourth quarter of 2005.

Certain of our expense items are subject to estimates. From time to time these estimates are changed and refined and these changes and refinements can cause increases or decreases in our expenses for any particular period. See Critical Accounting Policies.

Other Income, Net

Other income, net primarily consists of foreign currency gains and losses on transactions denominated in foreign currencies, interest income earned on cash and cash equivalents, realized gains or losses on the sale of short term investments and interest expense incurred on our financing obligations. Total other income, net increased to $388,000 in the three months ended June 30, 2005 as compared to other income, net, of $140,000 in the three months ended June 30, 2004. The increase was primarily the result of a decrease in the loss on foreign currency transactions and increased interest income. The effect of foreign currency transactions was a loss of $14,000 for the three months ended June 30, 2005 as compared to a loss of $110,000 for the comparable period in 2004. Interest income, net, increased to $393,000 for the three months ended June 30, 2005 from $241,000 for the comparable period in 2004 primarily from an increased return on our short-term investments.

Provision for Income Taxes

We recorded an income tax provision of $259,000 and $139,000 for the three months ended June 30, 2005 and 2004, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Six Months Ended June 30, 2005 and 2004

Revenue

Revenue increased to $45.5 million in the six months ended June 30, 2005 from $37.2 million in the six months ended June 30, 2004. Between these periods, license revenue increased 18% and services and maintenance revenue increased 32%. In addition, we recorded a $1.5 million charge as contra-revenue for the six months ended June 30, 2005, related to non-compliance with our GSA contract.

Licenses. License revenue increased to $17.4 million in the six months ended June 30, 2005 from $14.8 million in the six months ended June 30, 2004. The increase in license revenue for the six months ended June 30, 2005 over the comparable period in 2004 was due primarily from positive contributions from new management personnel and a stronger sales force that were added in latter half of 2004 as well as the release of Plumtree Analytics Server product in the first quarter of 2005, partially offset by delayed purchasing decisions by existing and prospective customers.

Maintenance, Professional Services and Training. Services and maintenance revenue increased to $29.7 million in the six months ended June 30, 2005 from $22.4 million in the six months ended June 30, 2004, primarily due to increased demand from our customer base facilitated by an increase in headcount, utilization, and use of subcontractors within our professional services department as well as an increase in maintenance we provided to our new customers and maintenance renewals from our customer base. Services revenue increased to $15.1 million for the six months ended June 30, 2005 as compared to $10.4 million for the six months ended June 30, 2004. Maintenance revenue increased to $14.5 million in the six months ended June 30, 2005 from $12.0 million in the six months ended June 30, 2004.

Contingent contract reserve. We recorded a $1.5 million charge as contra-revenue for the six months ended June 30, 2005. This amount related to estimated damages as a result of non-compliance with the “Price Reductions” clause of our GSA contract. The amount was estimated with the assistance of special legal counsel and forensic accountants and based on the Company records as well as specific terms and conditions under the GSA contract. The final amount of the potential contract damages or future discounts off of the GSA price list under the “Price Reductions” clause is subject to the outcome of settlement discussions and final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on the Company’s financial position, revenues, liquidity and results of operations. In addition, it is possible that the GSA may elect to take other action that may adversely affect our financial position, revenues, liquidity, and results of operations.

Cost of Revenue

Licenses. Cost of licenses decreased to $283,000 in the six months ended June 30, 2005 from $850,000 in the six months ended June 30, 2004 primarily related to two agreements with third-party software providers in which we resold their software to the customer totaling $445,000 during the six months ended June 30, 2004, and decreased royalty expense as certain third-party agreements expired and were not renewed. We expect that our cost of licenses will increase in future periods, primarily due to the signing of new royalty agreements.

Maintenance, Professional Services and Training. Cost of services and maintenance increased to $11.3 million in the six months ended June 30, 2005 from $8.8 million in the six months ended June 30, 2004. This was attributable primarily to the increase in headcount in our professional services and technical support departments and increased use of third-party contractors due to an increased number of service contracts. We currently plan to increase hiring in these departments and expect costs of maintenance, professional services to rise in future periods.

Amortization of Stock-Based Compensation and Acquired Technology. Amortization of stock-based compensation related to cost of services for the six months ended June 30, 2005 and 2004 was $6,000 and $84,000, respectively. Amortization of acquired technology related to cost of license revenue for the six months ended June 30, 2004 was $788,000. All acquired technology was fully amortized as of December 31, 2004.

Operating Expenses

Research and Development. Research and development expenses increased to $12.9 million in the six months ended June 30, 2005 from $11.4 million in the six months ended June 30, 2004, due primarily to an increase in the number of our research and development staff as well as an increase in third-party contractors resulting from our efforts to enhance our core portal product offering and to expand our product line including the release of Plumtree Analytics Server in the first quarter of 2005 and Plumtree Process Server in the second quarter of 2005. Outside development costs were $730,000 and $308,000 for the six months ended June 30, 2005 and 2004, respectively. We currently plan to increase hiring in this department and expect costs to rise in future periods.

Sales and Marketing. Sales and marketing expenses increased to $17.5 million in the six months ended June 30, 2005 from $16.6 million in the six months ended June 30, 2004. Sales expenses increased to $15.3 million in the six months ended June 30, 2005 from $13.9 million in the six months ended June 30, 2004, primarily as a result of increased headcount and sales commissions for the first six months of 2005 as compared to the first six months of 2004. Sales commissions increased by $237,000 for the six months ended June 30, 2005 when compared to the corresponding period in 2004. Marketing expenses decreased to $2.2 million in the six months ended June 30, 2005 from $2.7 million in the six months ended June 30, 2004 due to reduction in headcount within the marketing department as well as a reduction in marketing program spending. We currently plan to increase hiring in this department and expect costs to rise in future periods.

General and Administrative. General and administrative expenses increased to $5.5 million in the six months ended June 30, 2005 from $5.1 million for the six months ended June 30, 2004 primarily as a result of increased headcount within the department and offset by a reduction in legal fees. We expect this expense to significantly increase for legal and other professional fees related to the ongoing internal investigation into the Company’s non-compliance with the GSA contract and other legal matters.

Amortization of Stock-Based Compensation. Amortization of stock-based compensation related to operating expenses for the six months ended June 30, 2005 and 2004 was $19,000 and $287,000, respectively.

Other Income, Net

Total other income, net increased to $590,000 in the six months ended June 30, 2005 as compared to other income, net, of $289,000 in the six months ended June 30, 2004. The increase was primarily the result of a decrease in the loss on foreign currency transactions and an increase in interest income, net of interest expense. Interest income, net, increased to $704,000 for the six months ended June 30, 2005 from $516,000 for the comparable period in 2004 primarily from an increased return on our investments. The effect of foreign currency transactions was a loss of $138,000 for the six months ended June 30, 2005 as compared to a loss of $236,000 for the comparable period in 2004.

Provision for Income Taxes

We recorded an income tax provision of $437,000 and $301,000 for the six months ended June 30, 2005 and 2004, respectively, primarily related to income and withholding taxes currently payable on sales and income generated in non-U.S. and domestic state tax jurisdictions for which no U.S. benefit is currently recognizable.

Liquidity and Capital Resources

As of June 30, 2005, we had $68.0 million of cash and cash equivalents and short-term investments and $50.8 million in working capital.

Our net cash provided by (used in) operating activities increased to $1.6 million for the six months ended June 30, 2005, from ($4.6 million) for the six months ended June 30, 2004. The increase is primarily attributable to the $7.0 million decrease in net loss for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, offset by increases and decreases in various assets and liabilities.

Capital expenditures were $726,000 and $815,000 for the six months ended June 30, 2005 and 2004, respectively. Our capital expenditures in the first six months of 2005 consisted of purchases of items to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

On October 25, 2004 we signed an amended agreement with Silicon Valley Bank that increased our credit limit to $4 million (from $3.1 million) and eliminated the minimum cash balance requirement that previously existed related to United States bank accounts and replaced this requirement with other financial covenants. To secure any outstanding loans, we have granted Silicon Valley Bank a security interest in our assets, including our accounts receivable. Interest on the revolving line of credit is payable monthly and accrues at one percentage point above the prime rate as announced by Silicon Valley Bank. As of June 30, 2005, no amounts were outstanding under this facility. In addition, we had maintained a letter of credit for $2.5 million to the landlord of our corporate headquarters in San Francisco, California, which was enforceable against the facility. Effective upon signing the sixth amendment to our lease on June 28, 2005 (See Note 1), the required letter of credit was reduced to $400,000. In August 2005, the Company formally reduced the balance subject to the letter of credit to $400,000. We have limitations on declaring and paying dividends, incurring any non-permitted indebtedness and acquiring the capital stock of any other company under our loan agreements with Silicon Valley Bank. As of June 30, 2005, we were in compliance with all financial covenants under the revolving line of credit agreement with Silicon Valley Bank.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment.” SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost is recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The accounting guidance provided in SFAS 123(R) is expected to be effective for the Company as of January 1, 2006. The Company expects to apply the prospective approach for the transition period beginning January 1, 2006. The Company’s stock option plan and Employee Stock Purchase Plan will be subject to the fair value provisions under SFAS 123(R). Note 1 included in these Condensed Consolidated Financial Statements provides the pro forma net loss and earnings per share as if the Company had used the fair-value based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three and six months ended June 30, 2005 and 2004. The Company expects this to have a material impact on reported net income (loss) in future periods after adoption.

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

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC staff’s interpretation of share-based payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which the Company expects to have a material impact on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Risk Factors that May Affect Our Future Results and the Market Price of Our Stock

Risks Relating to Our Business

We typically do substantial business with the United States government and other domestic and international public entities, and our ability to sell to governments is susceptible to unpredictable budgetary and policy changes and involves specific risks that could harm our business.

We derive a significant portion of our software license and service revenue from governmental entities. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control, including the outbreak of hostilities overseas and domestic terrorism. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Recently, some of our government customers have experienced budgetary constraints due to decreased federal funding to state and local governments. Additionally, the government may require special intellectual property rights and other license terms generally more favorable than those typical in private commercial contracts. These requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations.

We are conducting an internal investigation into our compliance with, and are subject to an ongoing review in relation to, our contract with the U.S. General Services Administration which may adversely impact our financial position, liquidity and results of operations.

The U.S. government often retains the right to audit its vendors for compliance. In February 2005, we became aware that in connection with certain sales made under our U.S. General Services Administration (GSA) contract, we did not comply with the terms of the “Price Reductions” clause of such contract, as it relates to two contracts. As a result, we voluntarily offered the GSA a temporary price reduction. In response, we were informed that the matter would be considered further within the GSA. We commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, the Company established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on the Company’s financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of our compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations.

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

Although we recorded net income in the quarter ended March 31, 2005 and were profitable in 2002, we incurred substantial net losses in each year since inception in 1996. For the years ended December 31, 2004 and 2003, we had a net loss of $9.6 million and $1.5 million, respectively. As of June 30, 2005, we had an accumulated deficit of approximately $52.5 million.

Our total operating expenses increased from $59.7 million for the year ended December 31, 2003 to $72.5 million for the year ended December 31, 2004. As we continue to invest in the business, our results of operations may fluctuate. If our revenue does not increase or if our expenses increase at a greater pace than our revenue, we will not be able to achieve or sustain operating profitability on a consistent basis, if at all. Our ability to increase revenue and achieve and sustain operating profitability also will be affected by other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to operate profitably or control negative cash flows on a quarterly or annual basis could harm our business and the value of our common stock.

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

We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the timing and magnitude of our capital expenditures, including costs relating to the management and expansion of our operations within the United States and internationally;

•	increase in the amount of third-party products and services that we use in our products or resell with royalties attached;

•	the size and timing of customer orders and deployments, particularly large orders and deployments, some of which may represent more than 10% of total revenue during a particular quarter;

•	budgetary constraints imposed on our customers, including as a result of decreased federal funding to state and local governments, implementation costs associated with the Sarbanes-Oxley Act of 2002, and the outbreak of hostilities in Iraq and elsewhere; and

•	costs associated with governmental audits, litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

The market for our products and services is newly emerging and additional customers may not adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depend principally on our ability to:

•	withstand downturns in general economic conditions or conditions that slow corporate spending on software products, such as the downturn we are currently experiencing in the overall software market;

•	enhance our products to meet changing customer demand;

•	effectively market the Enterprise Web Suite and Integrated Activity Management and related products and services;

•	hire, train and retain a sufficient number of qualified, engineering, sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services to be more appealing to customers than those of our competitors or of our customers’ internally-developed solutions; and

•	develop and maintain a favorable reputation among our customers, potential customers and participants in the software industry who can serve as reference accounts for our products and services.

Some of these factors are beyond our control. If our customer base does not expand, we may never become consistently profitable.

Because our quarterly results often depend on a small number of large orders, if we were unable to complete one or more of these orders during any future period, our quarterly operating results and the trading price of our stock could be harmed.

We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. For example, in the quarter ended June 30, 2005, our top 10 customers accounted for approximately 26% of our license, maintenance and professional services revenue. Our license revenue in the quarter ended June 30, 2005 was significantly impacted by a relatively small number of small to mid-sized deals from existing and prospective customers that were delayed. Our operating results and stock price would be harmed if we were unable to complete one or more mid to large size license sales during any future quarterly period.

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

We generate our revenue from licenses of the Enterprise Web Suite and related products and services, including Plumtree Portlets, the building blocks from which users assemble a personalized Web page as well as our Server Products, which provide significant ancillary functionality to our Portal Platform of the Enterprise Web Suite. We also resell third-party products and services that offer complementary functionality to the Enterprise Web Suite. We expect that our Enterprise Web Suite products, and future upgraded versions of these products will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. For example, in September 2004 we released version 5.0J for Java, Solaris and AIX platforms. If new and future versions and updates of our products and services, including our new versions or updates to our Plumtree Corporate Portal and our Collaboration Server, Content Server, Analytics Server and Process Server along with G6, which is to be released in the third quarter of 2005, do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third-party products that customers want, demand for our products and services, and our revenue, may decline.

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

To improve our sales focus and shorten our sales cycle, we have, among other things, reorganized our sales force within the past year; created a more process-driven sales effort; focused training efforts for some sales personnel around selling our products into specific industries such as pharmaceuticals and consumer retail; taken action to improve our customer lead generation; begun overhauling our telemarketing activities and have implemented an expanded telesales operation; and hired a Chief Operating Officer, Vice President of World Wide Sales, a Vice President of Telesales and several other sales managers who are implementing changes in our sales methodology. While these initiatives are intended to improve our sales focus and reduce our typical sales cycle, we may not achieve the expected benefits of these actions to the extent anticipated in the long term. The additions to management may not be as effective as anticipated. The implementation of new sales methodologies and the retraining process involved in developing industry focused sales teams may result in longer sales cycles during the period of transition, which could harm our operating results and business.

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

We have relationships with a number of systems integrators and resellers, such as Deloitte, Bearing Point, Lexis Nexis, Hewlett Packard, Project Performance Corporation, SAIC, Rapidigm, SRA International, Enterpulse, Hitachi, and Merlin Technical Solutions. Our relationships with these parties who market, sell and deploy our products have been a key factor in our overall business strategy. We are currently seeking to expand our indirect sales channels and recently hired a new head of channel sales. Our efforts to expand our relationships with integrators and resellers may not succeed and these relationships involve a number of risks, including:

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

We have relationships with technology providers, such as Microsoft, Sun Microsystems, Oracle, BEA, BMC, Fuego, Stellent, Cognos, Business Objects, Handysoft, and EMC, to provide our customers with support of many applications and services. Although these relationships are a key factor in our overall business strategy, our alliance members may not view their relationships with us as significant to their own businesses. A number of our competitors may have stronger relationships with these or other technology and content vendors and, as a result, these alliance members may be more likely to support our competitors’ products and services over ours. In addition, our technology providers may offer products and services that are competitive to ours. Our arrangements generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, most of our agreements with these entities may be terminated by either party with limited notice. In some cases these arrangements are not covered by a formal agreement. We currently invest significant resources to develop these alliances and plan to continue to do so. If we are unable to maintain our existing relationships or fail to enter into additional relationships, our ability to increase our sales could be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Even if we succeed in establishing and maintaining these relationships, they may not result in additional customers or revenue.

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

Such errors or defects may produce a number of risks, including:

•	Some of our customers may require enhanced modifications or fixes of our software for their specific needs which will divert the attention of our engineering team away from new product development and upgrades of existing products.

•	Some of our customers may make increasingly frequent and disproportionate demands on our support personnel, which could result in impaired technical support response times to our entire installed base.

•	Our professional services consultants may be required to assist in the implementation of software modifications and corrections of errors or defects, thereby reducing their ability to perform revenue-generating services.

•	Frequent modifications intended to correct errors may increase the likelihood of undetected defects or errors and may further drain our engineering, customer care and consulting services resources.

•	We may lose customers, customers may not implement our products more broadly within their organization, customers may choose not to renew their maintenance contracts with us or they may choose to abandon their projects.

•	We may lose valuable customer references and our reputation in the industry may diminish, making our sales and marketing efforts more difficult.

•	We may experience reduced demand for our products, reduced market acceptance of our products and loss of overall competitiveness.

•	We may be subject to product recalls.

•	We may be subject to product liability or warranty claims by our customers.

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

Some of our customers are currently in a pre-deployment or preliminary stage of implementing our products and may encounter delays or other problems in introducing them. These delays or other problems may result from matters specific to the customer and unrelated to us or our products. A customer’s decision not to implement our product, or a delay in implementation, could result in a delay or loss in related service revenue or otherwise harm our business or prospects. In particular, we believe the decrease in license revenue for the three months ended June 30, 2005 compared to the comparable period in 2004 can be partly attributed to certain prospective customers’ delaying their purchasing decisions. We cannot predict when or if any customer currently in a pilot or preliminary phase will choose to implement broader use of our products.

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

Recruiting and retaining qualified sales, management and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for specialized employees in our industry can be intense. If we are not able to continue to attract and retain skilled and experienced personnel on acceptable terms, our growth may be limited due to our limited capacity to develop and market our product. We are currently recruiting for skilled technical personnel for our engineering, professional services group, and customer support staff. It may take an extended period of time to hire a sufficient number of new technical professionals. With some of our senior operations executives in place for only a relatively short period our sales force may lack direction and our sales process and productivity may suffer. Similarly, we may not be able to meet customer demand for professional services and technical support. Once hired, new personnel will need time to familiarize themselves with our products and business practices. The integration of new personnel, including members of management and key personnel in engineering, sales and marketing, has resulted and will continue to result in some unavoidable disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

Managing the breadth of our operations will continue to strain managerial, operational and financial resources, and if we are unable to do so our business and operating results could be harmed.

The planned conduct of our operations, coupled with planned increases and reallocations in headcount and pursuit of the Integrated Activity Management market will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Last year we experienced significant turnover in our general and administrative organizations, sales and engineering departments, both in the U.S. and internationally. Although we have replaced a number of these individuals this turnover may strain our organization as these individuals will require time to become more efficient in their job capacities.

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

We have invested substantial capital and management resources in expanding our international operations, and we are seeking to increase the portion of our revenue that is derived from sources outside the United States. Our revenue from sales outside the United States constituted approximately 25% and 27% of our license, maintenance and professional services revenue during the six months ended June 30, 2005 and 2004, respectively. If we are unable to grow our international operations, we may not generate sufficient revenue to offset the expenditures required to establish and maintain the international sales and marketing operations, which could slow our overall growth and impair operating margins.

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

Our international operations are subject to a number of risks, including:

•	costs of modifying our products for foreign countries;

•	compliance with multiple, conflicting and changing foreign governmental laws and regulations, including taxes, intellectual property, securities and employment laws;

•	increased reliance on systems integrators and resellers abroad;

•	longer sales cycles;

•	import and export restrictions and tariffs and capital repatriation controls;

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing international operations;

•	greater difficulty in enforcing our intellectual property rights; and

•	greater difficulty or delay in accounts receivable collection.

We have historically structured our operations so that certain international license contracts between certain foreign customers and our Swiss subsidiary, Plumtree Software GmbH, are not subject to tax at source. There is a risk that local jurisdictions may challenge the characterization of these transactions. In the event these transactions are challenged by local tax authorities, the review process would divert management attention and resources and we may incur substantial costs. If we fail to comply with complex and changing tax requirements some tax authorities may seek to collect applicable taxes from our customers and we may in turn become subject to claims by our customers seeking reimbursement for any tax assessed. We have subsequently changed our method of licensing in international markets, choosing to license our products through Plumtree Software, Inc. (Delaware).

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

In particular, the FASB recently enacted SFAS 123(R) and the SEC enacted SAB 107, which will have a significant adverse effect on our reported financial results when SFAS 123(R) is expected to be implemented on January 1, 2006 and may impact the way in which we conduct our business (see Note 1).

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

New products, platforms and language support can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or enhancements may not be released according to schedule or may contain defects when released. Version 1.0 of Plumtree Analytics Server, Version 5.0J of the Plumtree Corporate Portal, Version 4.0 of the Plumtree Collaboration Server, Version 6.1 of the Plumtree Content Server, and Version 1.0 of the Plumtree Process Server were released in the past twelve months or have been recently updated, increasing the risk of undetected defects or errors. Efforts to correct any such errors or defects could divert our engineers from or delay development of new products. In addition, our efforts to develop and release new products of the Plumtree Corporate Portal, and applications, such as dashboard and score carding with Cognos, an Enterprise Web customer service application for insurers with SEEC and an electronic courtroom management application with MediaEdge, could be delayed or hindered by development problems. Product release delays or product defects could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. We may be unable to successfully develop and market product enhancements or new products that respond to technological changes, shifting customer tastes or evolving industry standards, and may experience difficulties that could delay or prevent the successful development, introduction and marketing of new or enhanced products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our ability to attract and retain customers will be harmed.

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

We may not be able to continue to effectively respond to the technological requirements of the changing market for our corporate portal and the other products comprising the Enterprise Web product suite. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for these purposes in the future. Even if we successfully raise capital to develop, license or acquire new technologies, investments in these technologies may not result in commercially viable technological processes, or there may not be commercial applications for those technologies. In addition, we may become increasingly reliant on third party providers of software that enables, enhances or complements aspects of our products’ functionality. If we do not develop and introduce new products and services, and achieve market acceptance in a timely manner, demand for our products and services will drop and our revenue will decline.

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

As of June 30, 2005, we had cash, cash equivalents and short-term investments totaling $68.0 million. Our investment portfolio consists of money market funds, corporate-backed debt obligations, municipal bonds and U.S. government discount notes, generally due within one to two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on the duration of our portfolio and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

For the three months ended June 30, 2005, we earned approximately 23% of our license, maintenance and professional services revenue from international markets, most of which are denominated in various currencies. As a result, our operating results are and may become subject to more significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. We have implemented a hedging strategy which should mitigate our exposure to currency fluctuation. We hedge our net recognized foreign currency assets and liabilities with short-term forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. However, this may not provide absolute assurance that exchange rate fluctuations will not adversely affect our financial results in the future. There were no outstanding contracts as of June 30, 2005.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In December 2002, the Company filed a complaint for declaratory relief against Datamize in United States District Court for the Northern District of California (Civil Action No. 02-5693 VRW). The Company sought a declaratory judgment that it does not infringe any valid claim of the ‘137 patent, which Datamize claims to own. Datamize filed its answer and a counterclaim alleging that the Company infringes the ‘137 patent. In response to a procedural motion, the Court realigned the parties so that the Company was the defendant, and Datamize was the plaintiff. The parties engaged in discovery, and began the process of construction of the patent claims. On March 31, 2004, the Company filed a motion for summary judgment, seeking to have the ‘137 patent held invalid on the grounds of indefiniteness. On July 9, 2004, the Court granted the Company’s motion, holding the ‘137 patent invalid, and entered a judgment in favor of the Company. Datamize has appealed the district court’s entry of summary judgment of invalidity to the Court of Appeals for the Federal Circuit. On August 5, 2005, the Court of Appeals affirmed the district court’s summary judgment, confirming the invalidity of the ‘137 patent.

In 2002 and 2003, Datamize was issued two new patents based on continuation applications to the ‘137 patent, U.S. Patent Nos. 6,460,040 (“the ‘040 patent”) and 6,658,418 (“the ‘418 patent”). Datamize accused the Company of infringing one or more claims of one or more of these patents. On July 12, 2004, the Company filed a new complaint for declaratory relief against Datamize in the United States District Court for the Northern District of California (Civil Action No. 5:2004-CV-0277), seeking a declaration that the Company does not infringe any valid claims of the ‘040 patent or the ‘418 patent. On October 15, 2004, Plumtree filed a motion for summary judgment, seeking to invalidate the claims of the ‘040 patent and the ‘418 patent on grounds of invalidity in light of the “on sale bar.” On October 18, 2004, Datamize filed a motion to dismiss Plumtree’s new declaratory judgment complaint, alleging that there is no “case or controversy” with respect to these patents. The Court has taken both parties’ motions under submission.

Advarion

On February 28, 2005, Advarion, Inc. (“Advarion”) filed a complaint against the Company and six other defendants in the U.S. District Court for the Southern District of Texas, Case No. 4:04-CV-03841. The allegations of the complaint appear to relate to the Company’s past development efforts with co-defendant ClassFirst Foundation for potential products intended for educational settings. The complaint asserts purported claims for copyright infringement, misappropriation of trade secrets, trade dress infringement, unfair competition, and other state law claims. By its complaint, Advarion seeks damages, preliminary and permanent injunctive relief, declaratory judgment, costs, and attorney’s fees. During a status conference regarding this matter on March 21, 2005, the judge struck the complaint on his own motion, and took under submission whether Advarion could amend its complaint to add Plumtree. On May 31, 2005, Advarion agreed not to add Plumtree to the suit or otherwise sue Plumtree in connection with the allegations made in its complaint. On July 12, 2005, Advarion’s complaint was dismissed with prejudice.

The results of the above issues and proceedings cannot be predicted with certainty and potential exposure is not estimable; however, in the opinion of management, the potential liabilities associated with these complaints are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Plumtree Software, Inc. was held at 8:00 a.m. Pacific Daylight Time, on May 20, 2005 at the Omni San Francisco Hotel’s Nob Hill Room located at 500 California Street, San Francisco, California 94104.

Two proposals presented were at the meeting:

1.	To elect two (2) Class II directors for a term of three years.

2.	To consider and ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year.

(b) Each of John Kunze and Bernard Whitney was elected as a Class II director for a term of three years and received the number of votes set forth below:

Name	For	Withheld
John Kunze	29,559,036	75,580
Bernard Whitney	29,552,182	82,434

The term of office of John Dillon, Rupen Dolasia, James Richardson and David Pratt as directors continued after the meeting.

(c) The appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year was ratified by the votes set forth below:

For	Against	Abstained
29,615,600	16,816	2,200

ITEM 5.	OTHER INFORMATION

None.

Item 6.	Exhibits

(a) Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (8)

3.2	Bylaws of the Registrant (1)

4.1	Specimen common stock certificate (1)

4.2	Warrant to purchase Common Stock, dated May 31, 2000, issued to WXI/SAN Realty, L.L.C. (1)

4.3	Warrant to purchase Common Stock, dated Sept. 20, 2000, issued to WXI/SAN Realty, L.L.C. (1)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors, officers and certain other key employees (1)

10.2*	1997 Equity Incentive Plan, as amended, and form of agreements thereunder (1)

10.3*	2002 Stock Plan, as amended, and form of agreements thereunder (1)

10.4*	2002 Employee Stock Purchase Plan, and form of agreements thereunder (3)

10.5*	2002 Director Option Plan, and form of agreements thereunder (1)

10.6	Loan and Security Agreement, dated March 14, 2001, between the Registrant and Silicon Valley Bank (1)

10.7	Office Lease for 500 Sansome Street, dated April 7, 1999, between the Registrant and BPG Sansome, L.L.C. (1)

10.8	First Amendment to Lease for 500 Sansome Street, dated May 3, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.9*	Offer letter between the Registrant and John H. Kunze (1)

10.10*	Offer letter between the Registrant and Eric Borrmann (1)

10.11	Second Amendment to Lease for 500 Sansome Street, dated September 20, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.12	Third Amendment to Lease for 500 Sansome Street, dated November 22, 2000, between the Registrant and WXI/SAN Realty, L.L.C. (1)

10.13	Fourth Amendment to Lease for 500 Sansome Street, dated July 31, 2002, between the Registrant and WXI/SAN Realty, L.L.C. (2)

10.14	Fifth Amendment to Lease for 500 Sansome Street, dated July 21, 2003, between the Registrant and WXI/SAN Realty, L.L.C. (2)

10.15*	Offer letter between Registrant and Eric Zocher (2)

10.16*	2004 Bonus Plan (3)

10.17*	2004 Outside Director Stock in Lieu of Fees Plan (3)

10.18*	Employment Agreement between the Registrant and Paul Ciandrini (4)

10.19*	Employment Agreement between the Registrant and Ira Pollack (4)

10.20*	Offer Letter between the Registrant and Adriana Chiocchi (4)

10.21	Office Lease for 505 Sansome Street, dated October 22, 2004, between Registrant and Transamerica Realty Investment Properties, LLC. (5)

10.22	Revolving Line of Credit Amendment, dated October 25, 2004, between Registrant and Silicon Valley Bank (5)

10.23*	2005 Bonus Plan (6)

10.24*	2005 Independent Director Cash Compensation Plan (6)

10.25*	2005 Executive Officer Annual Compensation Table (7)

10.26*	Stock Option Agreement with Eric Zocher (7)

10.27	Sixth Amendment to Lease for 500 Sansome Street, dated June 28, 2005, between the Registrant and WXI/SAN Realty, L.L.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (“S-O Act”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the S-O Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the S-O Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the S-O Act

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with Registration Statement No. 333-45950, as amended, which became effective on June 3, 2002.

(2)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and filed with the SEC on November 3, 2003 (File No. 001-31344).

(3)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 12, 2004 (File No. 001-31344).

(4)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and filed with the SEC on August 6, 2004 (File No. 001-31344).

(5)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed with the SEC on November 5, 2004 (File No. 001-31344).

(6)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 11, 2005 (File No. 001-31344).

(7)	Incorporated by reference to Exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2005 and filed with the SEC on May 5, 2005 (File No. 001-31344).

(8)	Incorporated by reference to Exhibits filed with the Registrant’s Form 8-K filed with the SEC on July 18, 2005 (File No. 001-31344).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMTREE SOFTWARE, INC. (Registrant)

Dated: August 9, 2005	/s/ John H. Kunze
John H. Kunze
Chief Executive Officer and Director
(Duly Authorized Officer)

Dated: August 9, 2005	/s/ Eric Borrmann
Eric Borrmann
Chief Financial Officer
(Principal Financial Officer)